Form 10-K
period 2007-12-31
FLO Corp
filed 2008-04-15
CIK 1399215

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-52851

FLO CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-8651669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Thunderbolt Place, Building R, Chantilly, Virginia	20151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 925-8383

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were no shares of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007.

There were 1,955,618 shares of the registrant’s common stock outstanding as of April 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Item 5 of this report and the information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2008 annual meeting of stockholders.

PART I

Item 1.	Business

Certain statements in this annual report on Form 10-K constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect our current expectations concerning future results and events. Words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “may,” “shall” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of our company (or entities in which we have interests), or industry results, to differ materially from historical results or future results, performance or achievements expressed or implied by such forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this annual report on Form 10-K. These forward-looking statements include, without limitation, statements regarding our expectations, beliefs, goals and plans. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include those identified below and in Item 1A of this annual report on Form 10-K. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company” and “FLO” refer to FLO Corporation, a Delaware corporation.”

Overview

We offer a comprehensive solution for the Registered Traveler program, which is administered by the U.S. Transportation Security Administration, or TSA. The Registered Traveler program is designed to identify air passengers who pose a minimal security risk and then to provide those passengers with access to faster and simpler processing at airport security checkpoints.

We have designed our solution to provide Registered Traveler program enrollment services using enrollment stations, credentialing of TSA-approved registered travelers through the issuance of a proprietary smart card, and registered traveler authentication services at security checkpoints using authentication kiosks. The smart cards we expect to issue to registered travelers are designed to be both secure and interoperable with Registered Traveler authentication stations deployed by other TSA-approved service providers. As a result, registered travelers who enroll with us would be able to use our smart cards at any airport participating in the Registered Traveler program. In addition, we expect to add other benefits to our smart card, such as payment functionality for debit, credit and stored-value transactions.

Our Company

FLO Corporation was incorporated in the State of Delaware on March 9, 2007, as a wholly-owned subsidiary of Saflink Corporation (now known as IdentiPHI, Inc.), to focus solely on providing solutions for the Registered Traveler program. On April 16, 2007, we acquired all of Saflink’s Registered Traveler assets and certain liabilities related to its Registered Traveler business, in exchange for a promissory note with a principal amount of $6.3 million and accruing interest at 8% per annum. In connection with the asset transfer, we issued approximately $3.5 million of convertible promissory notes accruing interest at 8% per annum in a private placement to accredited investors. The aggregate consideration for the notes consisted of approximately $1.8 million in cash and the assignment to us of approximately $1.7 million of Saflink’s outstanding 8% convertible debentures.

On July 3, 2007, we raised approximately $4.7 million through the private placement of shares of our Series A preferred stock to accredited investors. The aggregate consideration for the preferred stock consisted of approximately $4.5 million in cash, and the assignment to us of $166,667 of Saflink’s outstanding 8% convertible debentures. On August 24, 2007, we raised approximately $4.4 million in cash through the private placement of shares of our Series A preferred stock to accredited investors. On September 13, 2007, we raised approximately $197,000 in cash through the private placement of shares of our Series A preferred stock to accredited investors.

In connection with our Series A preferred stock financings, the convertible promissory notes we issued in April 2007 automatically converted into shares of our Series A preferred stock. We also issued warrants to purchase an aggregate of 5,931,622 shares of our common stock to the purchasers of our Series A preferred stock and to the purchasers of the convertible promissory notes upon the conversion of the notes. In addition, we issued warrants to purchase an aggregate of 1,186,316 shares of our common stock to the placement agents in the financings.

On August 24, 2007, we paid Saflink the remaining principal balance of the $6.3 million promissory note we issued in connection with the transfer of the Registered Traveler assets in April 2007. We paid the principal amount of the promissory note through a combination of cash and the cancellation of approximately $1.9 million of outstanding Saflink debt that had been assigned to us.

On April 3, 2008, we completed an initial closing of a private placement to accredited investors of 12% senior convertible notes. The notes we issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010. In connection with the initial closing, we also issued warrants to purchase up to an aggregate of 3,181,022 shares of our common stock.

We maintain our headquarters in Chantilly, Virginia. Our website is http://www.flocard.com.

Acquisition of rtGO Registered Traveler Solution

Unisys offers a TSA-certified Registered Traveler solution known as “rtGO.” Unisys, a TSA-approved service provider, currently operates the Registered Traveler program at Reno/Tahoe International Airport (RNO). Historically, we have entered into teaming agreements with Unisys in connection with our proposals to various airports for the design and implementation of a Registered Traveler program. Under the teaming agreements, we would act as the prime contractor and Unisys would act as the subcontractor.

On October 5, 2007, we entered into an asset purchase agreement with Unisys under which we agreed to purchase certain assets related to Unisys’s rtGO Registered Traveler business for $8.0 million. On March 24, 2008, we amended the agreement to reduce the total purchase price to $5.25 million. The assets we agreed to acquire include enrollment and verification kiosks and related equipment, intellectual property, prepaid rtGO memberships, the designation and certification of Unisys’s Registered Traveler technology under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act. We also agreed to assume certain material contracts used in Unisys’s rtGO Registered Traveler business, including Unisys’s agreement to be a Registered Traveler service provider at Reno/Tahoe International Airport (RNO).

The asset purchase agreement contains customary representations, warranties, covenants and indemnities. Each party’s obligation to complete the transaction is subject to the satisfaction or waiver of various conditions, including:

•	accuracy of the other party’s representations and warranties in the asset purchase agreement;

•	the other party’s compliance with its obligations under the asset purchase agreement;

•	no order, decree or judgment making the consummation of the transaction illegal;

•	receipt of consent to assignment of certain agreements with third parties;

•	our receipt of certification from the American Association of Airport Executives; and

•	receipt of approval of the U.S. Department of Homeland Security to the transfer to us of the designation and certification of Unisys’s Registered Traveler technology under the SAFETY Act.

On December 31, 2007, we amended the asset purchase agreement to extend to February 29, 2008, the date on which either party to the agreement may terminate the agreement if the transaction has not closed as of that date. In connection with this amendment, we remitted to Unisys a deposit of $1.2 million to be applied to the total purchase price of the rtGO assets at the closing of the transaction. On April 2, 2008, we amended the asset purchase agreement to extend to April 30, 2008 the date on which either party to the agreement may terminate the agreement if the transaction has not closed as of that date. In connection with the amendment, we remitted to Unisys an additional deposit of $1.0 million, bringing the total deposit to $2.2 million, all of which is to be applied to the total purchase price of $5.25 million. We have agreed that if the transaction has not occurred on or before April 30, 2008, we shall forfeit and Unisys shall be entitled to retain the $2.2 million deposit. The amendments do not affect our existing teaming agreements and other agreements with Unisys in connection with our proposals to various airports for the design and implementation of a Registered Traveler program.

Each party’s obligation to complete the transaction continues to remain subject to the satisfaction or waiver of various conditions, including but not limited to our obtaining financing or other sources of capital sufficient to enable us to pay the purchase price. We expect to complete the acquisition as soon as possible after all conditions to the acquisition in the asset purchase agreement are satisfied or waived, which we currently believe will be prior to April 30, 2008. If we complete the rtGO acquisition, we expect to integrate our solution and the rtGO solution and to assume operation of the Registered Traveler program at Reno/Tahoe International Airport (RNO) following completion of the transaction.

It is possible that any of a number of factors, some of which are outside of our control, could prevent us from completing the acquisition on or before April 30, 2008, or from completing it at all. Currently, we do not have sufficient funds to complete the rtGO acquisition, do not have any arrangements in place for any future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to obtain sufficient financing and to close this transaction on or before April 30, 2008, which would result in the forfeiture of our $2.2 million deposit, would harm our financial condition and future prospects. Even if we are able to close this transaction, we expect to incur substantial transaction and restructuring charges as we integrate the rtGO solution with our solution, and there may be additional unanticipated costs.

The Registered Traveler Program

The Registered Traveler program is designed to provide expedited security screening for passengers who volunteer to undergo a TSA-conducted security threat assessment in order to confirm that they do not pose or are not suspected of posing a threat to transportation or national security. The TSA is working together with private industry to develop the Registered Traveler program. The Registered Traveler program is market-driven and offered by the private sector with the TSA largely playing a facilitating role. The TSA is responsible for setting program standards, conducting the security threat assessment, physical screening at TSA checkpoints, and certain forms of oversight. The private sector is responsible for passenger enrollment, verification, and related services.

To participate in the Registered Traveler program, passengers will pay a fee, submit to a security threat assessment and provide biographic and biometric information, such as fingerprints and iris scans, to TSA-approved service providers to become a “registered traveler.” Passengers who successfully pass the security threat assessment will be issued cards with an embedded integrated circuit chip, known as a “smart card,” for use at the security checkpoints of airports that participate in the program. Registered travelers will have access to a reserved security lane at participating airports and are expected to have a shorter wait at the security checkpoint.

In addition to the TSA, the Registered Traveler program consists of “sponsoring entities,” which generally consist of airports and airlines, and “service providers,” which generally consist of product and service vendors. Service providers will provide the sponsoring entities with the necessary systems and processes to support the Registered Traveler program at participating airports. The TSA will perform the initial participant security threat assessment and physical screening at TSA checkpoints. In addition, the TSA will ensure that vendors have met certain Registered Traveler program requirements before they can participate as a Registered Traveler service provider.

In June 2005, the TSA created the Private Sector Known Traveler program at Orlando International Airport (MCO) to test the Registered Traveler concept. The program demonstrated that biometric verification technology can work under airport operational conditions. Following the Orlando pilot, the TSA worked with private industry to roll out an expanded pilot to test interoperability among multiple service providers.

The current phase of the Registered Traveler program, known as the Registered Traveler Interoperability Pilot, or RTIP, introduces interoperability among participating airports/air carriers and functionality across larger populations. Several sponsoring entities are already operating the Registered Traveler program at their respective locations. The TSA expects additional sponsoring entities to begin participating in the RTIP as the sponsoring entities make the necessary business arrangements.

Market Opportunity

According to the U.S. Federal Aviation Administration, as of February 2007 there were 514 commercial service airports operating in the United States. At least 74 of these airports are participating in the Registered Traveler Interoperability Consortium, or RTIC, which is working to establish common technical and business processes required for a national Registered Traveler program.

According to the Travel Industry Association, a travel industry trade group, in 2005 overall U.S. domestic travel generated approximately 2.0 billion trips of more than 50 miles from home, of which approximately 510.0 million trips were for business. Airplanes were the primary mode of transportation for approximately 66.3 million of these business trips. We believe that the Registered Traveler program will be attractive to individual travelers who take more than five business trips each year.

The following sponsoring entities are currently operating a Registered Traveler program at their respective locations:

•	Air France (operating out of Terminal 1 at JFK);

•	AirTran Airways (operating out of the Central Terminal at LGA);

•	Albany International Airport (ALB);

•	British Airways (operating out of Terminal 7 at JFK);

•	Cincinnati/Northern Kentucky International Airport (CVG);

•	Denver International Airport (DEN);

•	Indianapolis International Airport (IND);

•	Jacksonville International Airport (JAX);

•	Little Rock National Airport (LIT);

•	Norman Mineta San Jose International Airport (SJC);

•	Orlando International Airport (MCO);

•	Reno/Tahoe International Airport (RNO);

•	Ronald Reagan Washington National Airport (DCA);

•	San Francisco International Airport (SFO);

•	Virgin Atlantic (operating out of Terminal B at EWR);

•	Virgin Atlantic (operating out of Terminal 4 at JFK);

•	Washington Dulles International Airport (IAD); and

•	Westchester County Airport (HPN).

Registration is open and full verification lanes could be open by the filing date:

•	Oakland International Airport (OAK)—expected in April

•	Gulfport—Biloxi Airport (GPT)—expected in April

In addition to the Registered Traveler market, we believe there are a number of other markets into which we may be able to expand our solution, including ferries, rail, subway and other public transportation, as well as cruises, stadiums, events, venues, e-commerce, secure retail and identity-theft prevention.

Our Solution

We offer a comprehensive solution for the Registered Traveler program. We have designed our solution to provide Registered Traveler program enrollment services using enrollment stations, credentialing of TSA-approved registered travelers through the issuance of a proprietary smart card, and registered traveler authentication services at security checkpoints using authentication kiosks. The smart cards we expect to issue to registered travelers are designed to be both secure and interoperable with Registered Traveler authentication stations deployed by other TSA-approved service providers. As a result, registered travelers who enroll with us would be able to use our smart cards at any airport participating in the Registered Traveler program.

Unisys currently offers a Registered Traveler solution operating under the name “rtGO.” Following our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business, we expect to integrate the rtGO solution into our solution.

We have formed strategic relationships with several companies with extensive expertise in credentialing, security, access control, travel services, political lobbying, and corporate and consumer marketing. For example, we have entered into teaming agreements with Unisys in connection with our proposals to various airports for the design and implementation of a Registered Traveler program, and we have entered into a software development agreement with International RAM Associates, LLC, or International RAM, for server, authentication and related software. We have also entered into letters of understanding with Johnson Controls Federal Systems, Inc., JPMorgan Chase Bank, N.A. and Smiths Detection Inc. These letters contemplate future agreements that would contain specific obligations of the respective parties and would set forth the financial terms of the relationships. In addition, we have ongoing informal relationships with other companies. We sometimes collectively refer to our strategic partners as the FLO Alliance. We use our strategic relationships in submitting bids to airports for comprehensive Registered Traveler programs.

We believe our solution addresses the requirements of every phase of the Registered Traveler program, including the enrollment and credentialing process and subsequent operational use of the credential in the civil aviation passenger screening environment. As a prior business division of Saflink, we have drawn on Saflink’s expertise and experience implementing biometrically-enabled credentials and security applications in government identity programs to develop our solution. We believe our solution is an innovative and competitive Registered Traveler solution that will enable us to become a leading service provider in the Registered Traveler program.

Our Business Strategy

The Registered Traveler industry is evolving rapidly from its pilot-program beginnings. FLO has been both pioneering a new model and evolving its strategy in response to industry developments. Our business strategy is to offer solutions to frequent travelers, typically business travelers, through a variety of distributions channels. We plan to reach these customers through distribution agreements with travel management companies, and more directly, through corporate travel management programs. In addition, we plan to utilize our product and service offerings to enroll individual travelers. FLO plans to secure contracts from strategically-positioned airports and airlines to design, install and operate Registered Traveler programs.

Our smart card is designed initially to be a stand-alone credential for use at security checkpoints of airports participating in the Registered Traveler program. We expect to add other benefits to our smart card, such as payment functionality for debit, credit and stored-value transactions in collaboration with consumer credit partners. In addition, we believe our solution will enable us to combine our smart card’s security and authentication features with a credit or debit card in the future to address issues such as credit card fraud and secure banking transactions.

We believe our principal source of revenue will be a portion of the annual fees individual travelers enrolling with us will pay to participate in the Registered Traveler program. We anticipate that the annual fee will be approximately $100 to $500 per traveler, depending on the membership tier and associated benefits chosen by the traveler. Unisys currently markets its rtGO Registered Traveler solution to individual travelers for an annual fee of $100 per traveler. We plan to establish a broad enrollment base by marketing our solution to large companies with employees who travel on business.

We believe another source of revenue will be our portion of payments our strategic partners may receive under affiliate agreements with companies interested in marketing into the Registered Traveler channel. We do not currently have any agreements with these companies in place, but we believe these companies may include those providing car and limousine services, office supplies, printing services, baggage services, private jets, international concierge access, resort services, corporate retreats and banking and asset management services. We may derive additional revenues from sales of our enrollment stations, authentication kiosks and verification services to airports, as well as usage payments from our competitors for authentication services.

Our Technology, Products and Services

Enrollment Stations

We plan to deploy both fixed and portable enrollment stations as part of our solution. Our enrollment application process is designed to feature a touch-screen user interface that guides the enrollment operator through the process while providing visual feedback to both our enrollment operator and the applicant. To ensure acceptance of enrolled biometric data during the enrollment process, we employ two-stage automated quality assurance testing of the collected fingerprint data. After all data has been collected and the quality assurance thresholds passed, the enrollment application is compressed, digitally signed by the operator and submitted to the facility server for batch submission to the TSA.

Identity Management System

Our Identity Management System, or IDMS, is at the center of our solution architecture. It provides the foundation for managing the life cycle of participants from pre-enrollment through authentication, supports the security mechanisms to safeguard each component of our solution infrastructure, and implements the core functionality required to deploy authentication services across our service points. Our IDMS is a secure online transactional system that we believe is scalable as the Registered Traveler program expands and our participation increases.

Our IDMS is based on the Microsoft SQL*Server database platform. This approach provides an enterprise-class relational database management system capable of supporting the secure management of Registered Traveler program participant data within what we believe are generally accepted performance benchmarks to handle the number and size of data packets associated with biometric and smart card systems. Data security is provided through the intrinsic facilities of the SQL*Server product and through partitioning and encryption of data by the IDMS application infrastructure. IDMS services are designed to be deployed through a secure virtual private network infrastructure to external services such as authentication kiosks at airport facilities, enrollment centers and our strategic partners in the FLO Alliance.

Credential Issuance

Our solution provides for the issuance of a smart card credential that meets all requirements of the RTIC’s Technical Interoperability Specification, which forms the basis of the TSA’s Registered Traveler program requirements. The Central Information Management System, or CIMS, is a commercially neutral entity designed to aggregate and store biometric and other identification information, which it will distribute to the entities participating in the Registered Traveler program. The TSA requires that all Registered Traveler service providers belong to the CIMS network. CIMS will be responsible for issuing to us each biometric data payload, which is the identification information carried within the biometric data record. We will combine this biometric data with participant demographic data, security objects, and digital signatures into the card data payload, personalize this data onto the smart card chip, and then mail the smart card to the Registered Traveler participant. Our smart cards are designed to be both secure and interoperable with Registered Traveler authentication stations deployed by other TSA-approved service providers at any participating airport.

Kiosks and Facility Infrastructure

We designed our authentication kiosks specifically for use in airport security screening lines. We designed the authentication kiosk to incorporate both iris and fingerprint biometric matching, interfacing to the authentication back-end through secure, Advanced Encryption Standard encrypted spread spectrum frequency-hopping communications. This wireless capability is designed to allow airports to determine the optimal location for authentication services without regard for availability of hardwired communications infrastructure or traditional 802.11 wireless infrastructures. The kiosks are designed to be easily relocated without need for permanent installation to allow for reconfiguration based on traffic demands or other facility specific considerations.

We designed our authentication kiosks to provide the means to reliably authenticate a participant’s identity with respect to their biometrics stored on the card. We believe this authentication capability will meet all reliability, accuracy and time requirements established by the TSA. Additionally, we designed the kiosk to verify the participant’s status against the Card Revocation List routinely supplied by the CIMS to each service provider. These two checks together will determine an individual’s authority to proceed. Our authentication kiosks will only accommodate approved holders of valid interoperable Registered Traveler cards.

Data Management

We designed our solution to deliver access to real-time data from the Registered Traveler security lines to the airport security management team. We expect to make aggregated usage data available for historical reporting. We believe that our data management tools will be useful for airport security management because the flow of passengers in airport security lanes generally is not automated and all information to support decision-making has been gathered manually.

Distribution

To execute our business strategy, our principal distribution and logistics requirements are the delivery of our proprietary smart card to customers and the delivery of our authentication kiosks to airports that agree to use our Registered Traveler solution. We intend to use regular mail and, if necessary, courier services for the delivery of our smart cards. We intend to ship our kiosks to airports, as needed, using rail or truck delivery, depending on factors such as distance and price.

Competition

Our primary current competitors in the Registered Traveler market include Verified Identity Pass, Inc., or Verified Identity, Unisys, and Vigilant Solutions LLC, or Vigilant. Verified Identity offers a Registered Traveler solution operating under the name “Clear,” which it markets to individual travelers for $128 per year. Verified Identity currently operates the Registered Traveler programs at fourteen U.S. airports that sponsor operating Registered Traveler programs. Unisys offers a Registered Traveler solution operating under the name “rtGO,” which it markets to individual travelers for an annual fee of $100 per traveler. Unisys currently operates its rtGO program at the Reno/Tahoe International Airport (RNO), and the rtGO smart card can be used at certain other participating airports. In connection with our agreement to acquire Unisys’s rtGO Registered Traveler solution, Unisys has agreed, upon such acquisition, not to compete with us in the U.S. Registered Traveler market through December 2015. In addition, Vigilant offers a Registered Traveler solution operating under the name “Preferred Traveler,” which it markets to individual travelers for $149 per year. Vigilant currently operates the Registered Traveler program at Jacksonville International Airport (JAX). In addition, we may face competition from airlines that offer expedited security lanes for first-class fliers, for elite fliers who travel a minimum number of miles annually, or under other incentive programs.

The TSA requires that Registered Traveler solutions be interoperable among participating airports and air carriers. The smart cards we expect to issue to registered travelers are designed to be both secure and interoperable with Registered Traveler authentication stations deployed by other TSA-approved service providers. As a result, registered travelers who enroll with us would be able to use our smart cards at any airport participating in the Registered Traveler program. Similarly, our authentication kiosks will accommodate approved holders of valid interoperable Registered Traveler cards issued by other service providers. As a result, our business faces competition both in proposals to airports for the design and implementation of Registered Traveler programs and in the sale and issuance of smart cards to individual travelers.

Intellectual Property

We rely on unpatented know-how, trade secrets and continuing research and development. We do not currently intend to seek patents for any of our technology, although we may do so in the future as our technology and solutions develop. We have applied for registration of the trademarks “FLO” and “Fast Lane Option” with the U.S. Patent and Trademark Office. We generally accompany our use of our unregistered trademarks with our name to indicate the origin of the products to which they are applied, to distinguish them from the products of competitors and to build goodwill in these trademarks.

Regulation

The Registered Traveler program is currently subject to oversight by the TSA. Although private industry has been tasked with the responsibility of crafting specifications and guidelines for this program, it is possible that a number of laws and regulations may be adopted with respect to Registered Traveler, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Registered Traveler may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business in this space.

The TSA uses certain evaluation criteria to make an initial determination of an interested service provider’s eligibility to participate in the Registered Traveler program. The service provider participation analysis includes a broad range of commercial and federal standards designed to enable the TSA to examine a prospective service provider’s viability and potential transportation security risk. Organizations that do not meet the TSA minimum participation requirements will not be eligible to participate in the Registered Traveler program. Currently, the TSA requires that service providers resubmit an application for participation review a minimum of every five years. We are currently listed on the TSA’s participation list as having met the TSA’s minimum criteria to offer Registered Traveler services to sponsoring entities.

Airports participating in the Registered Traveler program typically require Registered Traveler solutions to be designated and/or certified under the SAFETY Act, administered by DHS. In order to help promote the creation, deployment and use of anti-terrorism technologies, the SAFETY Act provides two levels of liability protections against claims arising out of, relating to, or resulting from an act of terrorism, where “qualified anti- terrorism technology” has been deployed. First, in a lawsuit against a person who sells technology that has been “designated” by DHS as a qualified anti-terrorism technology, the liability of such person is limited to the amount of liability insurance that the DHS determines the person must maintain. In addition, there is exclusive jurisdiction in federal court, a prohibition on the person’s joint and several liability, a complete bar on punitive damages, and a reduction of a plaintiff’s recovery by the amount of collateral source compensation, such as insurance or government benefits the plaintiff may otherwise receive. Second, if the qualified anti-terrorism technology has received DHS “certification,” then, in addition to the benefits provided under designation, there is a presumption that the “government contractor defense” applies to the lawsuit. The government contractor defense shields certain defendants from liability under the doctrine of sovereign immunity used by the federal government. We have applied for SAFETY Act designation and certification for our solution, but our solution is not currently designated or certified under the SAFETY Act. However, we expect Unisys to transfer its SAFETY Act designation and certification of the rtGO solution to us in connection with our acquisition of the rtGO solution. Such SAFETY Act designation and certification would only apply to the rtGO solution.

Sources and Availability of Materials

The execution of our business strategy will primarily require that we produce our proprietary smart card and authentication kiosks. We have entered into teaming agreements with Unisys that we believe will provide for an adequate inventory of cards, kiosks and other materials and give us access to Unisys’s established supply chain. In addition, we believe that the materials required for such production are currently available in adequate amounts from multiple vendors.

Customers

Upon completion of our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business, we will assume operation of the Registered Traveler program at Reno/Tahoe International Airport (RNO). In addition, we will acquire approximately 1,500 prepaid rtGO memberships in the transaction, which represents all of rtGO’s prepaid memberships to date.

In February 2007, we entered into a letter of intent with Huntsville International Airport (HSV) under which Huntsville International Airport agreed to work exclusively with us and our strategic partners to develop and implement a Registered Traveler program.

We believe our principal source of revenues will be a portion of the annual fees individual travelers enrolling with us will pay to participate in the Registered Traveler program. We anticipate that the annual fee will be approximately $99 to $499 per traveler, depending on the membership tier and associated benefits chosen by the traveler. Unisys currently markets its rtGO solution to individual travelers for an annual fee of $100 per traveler. We plan to establish a broad enrollment base by marketing our solution to large companies with employees who travel on business.

Employees

As of December 31, 2007, we had 11 employees, all of whom were full-time employees. From time to time, we use consultants or contractors for specific assignments. We intend to leverage our relationships with strategic partners and use consultants and employees to meet our staffing needs. We have entered into non-disclosure and non-competition agreements with all of our employees. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe that our relationship with our employees is good. Unisys has agreed to provide staffing and other transition services following completion of our planned acquisition of the Unisys rtGO solution. As a result, we do not expect to hire additional employees in connection with the rtGO acquisition.

Item 1A.	Risk Factors

This annual report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this annual report.

Because FLO Corporation was recently formed, we cannot provide meaningful historical information about the Company which you can use to evaluate our business and potential for future success.

We are a newly-organized entity that, until recently, was a wholly-owned subsidiary of Saflink Corporation. FLO Corporation itself has a very limited operating history that commenced only in March 2007, and there is very limited financial information that can be used reliably to evaluate our business and prospects. Although our senior management founded, developed and oversaw the Registered Traveler business of Saflink that we recently acquired, that business has a limited operating history and there is no meaningful historical operating or financial information about us or the Registered Traveler business that you can use to evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by new or early-stage businesses in rapidly evolving markets. We may incur significant operating losses and generate negative cash flow from operating activities. We may be unable ever to generate an overall profit or to reach profitability on a sustained basis.

We have recurring net losses from operations that raises substantial doubt about our ability to continue as a going concern.

Since our inception through December 31, 2007, we have accumulated net losses of approximately $15.5 million and have continued to accumulate net losses since December 31, 2007. During the period when we operated as a division and wholly-owned subsidiary of Saflink, our operations were financed through contributed capital from Saflink. During the fiscal year ended December 31, 2007, we financed our operations primarily through the issuance of our convertible promissory notes, which included net cash proceeds of approximately $1.5 million, and through the issuance of our Series A preferred stock, which included net cash proceeds of approximately $8.2 million. Due to our recurring losses from operations, our auditors have found that there is substantial doubt about our ability to continue as a going concern. We may be unable to generate adequate revenues or to continue financing our operations. Investors in us should be capable of facing a complete loss of their investment.

Our business has not generated any revenue or commitments for future revenues to date and we may never be able to generate such revenues.

Saflink’s Registered Traveler business, which we acquired in April 2007 and which is our primary business, never generated revenue and, consequently, incurred net losses and negative cash flows since inception. Saflink’s primary focus in its Registered Traveler business was the development of a solution designed to meet the needs of the Registered Traveler program. Although we have entered into a letter of intent with Huntsville International Airport under which Huntsville International Airport agreed to work exclusively with us and our strategic partners in the FLO Alliance to develop and implement a Registered Traveler program, we have not entered into any written agreement to be a Registered Traveler service provider and our solution has not been implemented in any airport to date. In the year ended December 31, 2007, our average monthly negative cash flow from operating and investing activities was approximately $500,000, and we anticipate that such negative cash flows may increase materially as we expand our Registered Traveler business. We may never be able to generate revenues from our Registered Traveler business. If we are not able to generate significant revenues from our Registered Traveler business, or if we incur substantial additional expenses related to our Registered Traveler business before we earn associated revenues, we may not have adequate resources to continue to operate or to compete effectively in the Registered Traveler marketplace.

We depend on financing by third parties, and if we are not able to obtain the necessary financing for our operations, our business will be significantly harmed and we may need to cease our operations.

We have not generated any revenue from our business, and we do not have a credit line or other borrowing facility to fund our operations. We do not expect that our cash on hand and cash generated from operations will be adequate to sustain our business operations for the next twelve months. We believe that our currently available funds will only be sufficient to meet our anticipated cash needs through the first half of 2008. If we do not generate sufficient revenues to fund our operations, we will need to raise additional funds through the issuance of equity or debt securities or other sources of financing in the future. In addition, on April 2, 2008, we amended our asset purchase agreement with Unisys Corporation under which we agreed to purchase certain assets related to Unisys’s rtGO Registered Traveler business to extend to April 30, 2008, the date on which either party to the agreement may terminate the agreement if the transaction has not closed as of that date. In connection with the amendment, we remitted to Unisys an additional deposit of $1.0 million, bringing the total deposit to $2.2 million, all of which is to be applied to the total purchase price of $5.25 million. We have agreed that if the transaction has not occurred on or before April 30, 2008, we shall forfeit and Unisys shall be entitled to retain the $2.2 million deposit. Currently, we do not have sufficient funds to complete the acquisition. We intend to raise sufficient funds to pay the remaining $3.05 million with a future financing that may involve the issuance of equity or debt securities. Any additional equity or convertible debt financing will likely cause immediate and substantial dilution to new and existing stockholders. We may not be able to secure sufficient financing to complete the rtGO acquisition or other additional financing on favorable terms, or at all. If we are unable to obtain the necessary additional financing in sufficient time to complete the transaction on or before April 30, 2008, we would forfeit our $2.2 million deposit. If we do not complete the transaction, we may be required to reduce the scope of our operations or cease our operations.

If we do not close the rtGO acquisition on or before April 30, 2008, or if we are unable to successfully integrate the Unisys rtGO solution in a timely manner, our business and future prospects could be harmed.

We have agreed to purchase certain assets related to Unisys’s rtGO Registered Traveler business for $5.25 million. We expect to close the transaction on or before April 30, 2008. However, we may be unable to close this transaction. Currently, we do not have sufficient funds to complete the rtGO acquisition, do not have any arrangements in place for any future financings, and may not be able to secure sufficient financing on favorable terms, or at all. We have agreed that if the transaction has not occurred on or before April 30, 2008, we shall forfeit and Unisys shall be entitled to retain the $2.2 million deposit. Our failure to close this transaction on or before April 30, 2008, could harm our financial condition and future prospects.

Even if we are able to close this transaction, we expect to incur substantial transaction and restructuring charges as we integrate the rtGO solution with our solution, and there may be additional unanticipated costs. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s time and attention from other business concerns, potential exposure to unknown or contingent liabilities and possible loss of significant customers or impairment of relationships. We may not achieve the expected benefits of the transaction in the near term, or at all. Our failure to successfully, timely integrate the Unisys rtGO solution with our business could harm our business and future prospects.

If we cannot meet the TSA’s requirements to offer Registered Traveler services to sponsoring entities, our ability to implement our Registered Traveler solution and to continue our business will be significantly harmed.

The TSA has stated that it will ensure that Registered Traveler vendors who provide Registered Traveler services to airports, airlines, and the public have met its program requirements. In turn, airports and airlines may partner for Registered Traveler program operations only with TSA-approved Registered Traveler vendors. As of November 2007, the TSA has stated that six service providers, including us, have met its minimum criteria to offer Registered Traveler services to airports and airlines. However, the Registered Traveler program is an emerging area for which laws and regulations may change, approval as a Registered Traveler service provider is currently subject to application and renewal processes, and the TSA may not recognize us as an approved Registered Traveler service provider. If we are or become ineligible to participate in the Registered Traveler program as a TSA-approved service provider, our business will be severely impacted.

If Registered Traveler is not accepted by consumers and businesses as a viable retail offering, our ability to continue as a business would be severely jeopardized.

Because we believe our principal source of revenue will be a portion of the annual fees travelers will pay to participate in the Registered Traveler program, our success will depend largely on the expansion of markets for Registered Traveler related products domestically and internationally. The Registered Traveler market is new and unproven and our ability to generate revenues will depend on the size of the market and the market’s acceptance of our products and services. We cannot accurately predict the future growth of this industry or the ultimate size of the Registered Traveler market.

The program may not achieve wide acceptance by airports, airlines and travelers for a number of reasons, including that the Registered Traveler program may not:

•	be seen as providing tangible and widely anticipated benefits to passengers;

•	attract significant numbers of registrants;

•	be seen as generating a pronounced improvement in overall security;

•	overcome vendor interoperability issues;

•	diminish system-wide passenger wait times; or

•	satisfactorily confront and resolve passenger privacy issues.

In addition, the current concerns and frustration of travelers over the increased difficulty of air travel may decline and businesses may not wish to invest in technology like our solution that uses biological identifiers to secure and simplify the security screening process. Because we are targeting the Registered Traveler program to grow our business, a failure to accept or a decline in the use of the Registered Traveler program will severely harm our business.

Our business will depend on our ability to establish and maintain strategic relationships with travel services, technology, and other companies. If we are unable to establish and maintain such relationships, of if current relationships were to weaken, our business could be materially harmed.

Our business will depend on our ability to establish and maintain strategic relationships with credentialing, security, access control, travel services, political lobbying, and corporate and consumer marketing companies. For example, we have entered into teaming agreements with Unisys, a TSA-approved Registered Traveler program service provider, in connection with our proposals to various airports for the design and implementation of a Registered Traveler program. However, many of our other strategic relationships currently consist of non-binding letters of understanding that contemplate future agreements that would contain specific obligations of the respective parties and would set forth the financial terms of the relationships. We may not be able to establish such future agreements on terms that are satisfactory to us or at all, and any arrangements that we enter into may not result in the type of collaborative relationship with the third party that we are seeking. Further, these third parties may not regard their relationship with us as important to their own business operations and may not perform their obligations as agreed. If we are unable to establish and maintain satisfactory strategic relationships, our ability to implement a Registered Traveler solution may be significantly impaired and our financial condition adversely effected.

Our financial results and ability to generate revenues in the future depend on our ability to negotiate arrangements with strategic partners that provide us with an acceptable portion of the annual fees travelers pay to participate in the Registered Traveler program.

We believe our principal source of revenue will be a portion of the annual fees individual travelers enrolling with us will pay to participate in the Registered Traveler program. We have not determined what annual fee participating travelers will be required to pay, but we anticipate that the annual fee will be approximately be between $100 to $500, depending on the membership tier and associated benefits chosen by the traveler. The TSA has announced that the fee for its portion of the Registered Traveler program, which covers the cost of the TSA’s security threat assessment, will be $28 per year. Following the deduction of TSA’s portion of the annual fee from our anticipated annual fee, we would receive approximately $72 per traveler. We will pay various strategic partners portions of that fee for services they provide, including the registration and enrollment of travelers, the issuance of smart cards and related customer service. If we are unable to negotiate arrangements with these strategic partners that provide us with an acceptable portion of the annual fees travelers pay to participate in the Registered Traveler program, our financial results, future prospects and ability to generate revenues could be harmed.

We may not be able to compete successfully in the Registered Traveler market against current and potential competitors.

We face intense competition in both the Registered Traveler and travel services markets. Our current and potential competitors include Verified Identity, Unisys, and Vigilant. Many of our competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. For instance, Verified Identity, Unisys and Vigilant currently operate their Registered Traveler programs at U.S. airports. Although we have agreed to acquire certain assets related to Unisys’s Registered Traveler business, we may not be able to compete effectively with these competitors. In addition, as the market evolves there may be smaller competitors that can respond more rapidly to changes in the market. Our competitors may also be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or devote greater resources to the promotion and sale of their products. Furthermore, we may face competition from airlines that offer expedited security lanes for first-class fliers, for elite fliers who travel a minimum number of miles annually, or under other incentive programs. If we are unable to compete successfully with existing and potential competitors in the Registered Traveler market, our ability to implement our Registered Traveler solution and our business will suffer.

We have limited product offerings related to the Registered Traveler program. As a result, we may suffer significantly more harm from the effects of competition on our business than we would if we had more product offerings. For example, if intense competition in the Registered Traveler market causes us to reduce the price we charge for our Registered Traveler products or erodes our total sales, the corresponding reduction in revenues we would be able to generate from these products would cause our financial condition to suffer because we lack other product offerings to offset the loss of revenues.

We may not be able to compete successfully with airlines that offer expedited security lanes.

We may face competition from airlines that offer expedited security lanes for first-class fliers, for elite fliers who travel a minimum number of miles annually, or under other incentive programs. For instance, Northwest Airlines offers express security checkpoint services to its elite WordPerks members at 20 airports. Several other airlines have offered similar programs to their elite fliers. While the Registered Traveler program is intended to identify passengers who pose a minimal security risk and then to provide those passengers with access to faster and simpler processing at airport security checkpoints, many travelers may not perceive a significant benefit to becoming a registered traveler if airlines can expedite them through security lanes quickly. In addition, while we believe the target market for our solution is a broader group of business travelers, airlines may be appeal to such travelers by offering expedited security lanes to a broad group of executive-class, business-class, or certain economy-class fliers. If the Registered Traveler program is unable to distinguish itself from the expedited security lanes that airlines may provide, our business, results of operation and financial condition could be materially harmed.

If we are unable to keep up with rapid technological change in the biometric technology, smart card, and Registered Traveler markets, we may not be able to compete with our product and service offerings.

Our future success will depend upon our ability to keep pace with the developing Registered Traveler market and to integrate new technology into our Registered Traveler solution and introduce new products and product enhancements to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our Registered Traveler products and services. More advanced or alternate technology employed by competitors and unavailable to us could give our competitors a significant advantage. It is possible that products and services developed by our competitors will significantly limit the potential market for our Registered Traveler products and services or render our products and services obsolete.

If we lose our current or future license rights to use the biometric, encryption, and scanning technologies of third parties, our ability to compete with products that already include this technology will be substantially impaired and may be entirely precluded.

Third party biometric identification and authentication software, encryption algorithms, and document scanning and processing technologies play a key role in our Registered Traveler business. We anticipate that these technologies will also play a key role in the future development of our enrollment and authentication kiosks. Our rights under any third party agreements may be terminated if we fail to pay required fees, including minimum specified payments, or if we otherwise breach these agreements. If we lose our rights to use these technologies, our business would likely suffer.

Government regulation and legal uncertainties associated with the Registered Traveler program could hurt our business and future prospects.

The Registered Traveler program is currently subject to oversight by the TSA. Although private industry has been tasked with the responsibility of crafting specifications and guidelines for this program, it is possible that a number of laws and regulations may be adopted with respect to Registered Traveler, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Registered Traveler may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business in this space. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, our technology is not patented, we do not currently intend to seek patents for any of our technology and in the future we may be unable or may not seek to obtain patent protection for our technology. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages and may be challenged by third parties. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology.

Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Moreover, many of our employees have access to our trade secrets and other intellectual property. Although we have entered into non-disclosure and non-competition agreements with all of our employees, if one or more of these employees leave us to work for one of our competitors, then they might disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed.

We depend heavily on our network infrastructure and its failure could result in unanticipated expenses and prevent users from effectively utilizing our services, which could negatively impact our ability to attract and retain users.

Our success will depend upon the capacity, reliability and security of our network infrastructure. We must continue to expand and adapt our network infrastructure as the number of users and the amount of information at risk increases, and to meet changing customer requirements. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. We may be unable to expand or adapt our infrastructure to meet additional demand or our customers’ changing requirements on a timely basis, at a commercially reasonable cost, or at all. If we fail to expand our network infrastructure on a timely basis or adapt it either to changing customer requirements or to evolving industry standards, our business could be significantly impacted.

In addition, our operations depend on our ability to protect our network infrastructure against damage from fire, earthquakes, floods, mudslides, power loss, telecommunications failures and similar events. Despite our precautions, the occurrence of a natural disaster or other unanticipated problem at our network operations center or co-location centers (sites at which we will locate routers, switches and other computer equipment which make up the backbone of our network infrastructure) could cause interruptions in our services. The failure of our telecommunications providers to provide our required data communications capacity as a result of a natural disaster, of operational disruption or for any other reason could also cause interruptions in our services. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

Any compromises of the security measures we use to protect the highly sensitive biometric and other information we collect could be catastrophic to our business.

In addition to financial and biographic information, we will collect highly sensitive biometric information, such as fingerprints and iris scans, from participating travelers. We will rely on encryption and authentication technology to provide secure transmission of confidential information, but these security measures may be compromised or the confidential information may be stolen or unintentionally disclosed by us or other parties. The failure to prevent theft or unintended disclosures of confidential information or compromises of our security may disrupt our business, damage our reputation and expose us to litigation and liability. A party that is able to circumvent our security measures could misappropriate sensitive or proprietary information or materials, interrupt our systems, or otherwise damage our reputation or the property of our customers. If unauthorized parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems or products, we may receive negative publicity, incur liability to our customers or suffer termination of client contracts. We may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. Protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced. We expect to obtain errors and omissions and professional liability insurance in part to address these risks, but we have not yet obtained such coverage and it may be insufficient to cover losses and liabilities that may result from theft or unintended disclosures of confidential information or security breaches. If any such theft or unintended disclosure of confidential information or compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to find attractive acquisition candidates as part of our growth strategy and, even if we do, we may not be able to integrate acquired companies.

We have entered into an agreement to acquire certain assets related to Unisys’s Registered Traveler business. However, in order to expand our Registered Traveler product offerings, we may need to acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business, such as companies involved in screening, remote check in, offsite baggage handling, and credentialing. We may not be able to identify acquisition targets and, if identified, we may not be able to complete transactions with these targets. Any business we acquire would need to be integrated with our existing operations. In addition, we could incur unknown or contingent liabilities of acquired companies. Difficulties in integrating the operations and personnel of any acquired companies could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Our failure to identify acquisition targets or to manage the integration of any acquisition could disrupt our business operations and harm our financial condition.

A majority of our board of directors is not independent, so the agreements we enter into may not be negotiated on as favorable of terms as they might have been if we had more independent directors.

Our board of directors currently includes Glenn L. Argenbright, Steven M. Oyer, Kevin M. Mitchell and Paul R. Aaronson. Only Mr. Aaronson is an “independent director” as defined under Rule 4200 of the NASDAQ Stock Market. Under this rule, Mr. Argenbright is not considered independent because he is an executive officer of FLO. Mr. Mitchell is not considered independent because of transactions in property or services between us and Business Travel Coalition, Inc., or BTC, where he serves as an executive officer. Mr. Oyer is not considered independent because of transactions in property or services between us and IdentiPHI, Inc. (formerly known as Saflink Corporation), where he serves as an executive officer. Accordingly, any contracts or agreements approved by our board of directors, including contracts or agreements with IdentiPHI or BTC, will not be approved by independent directors. Our directors will generally recuse themselves from considering a transaction that poses a conflict of interest, disclosing to the remaining directors the information creating the conflict, and our remaining directors will consider whether the transaction is in our best interests and, if they so determine, approve the transaction. While we believe that this generally results in transactions with terms that are as favorable to us as those generally available from unaffiliated third parties, it is still possible that interested directors may influence corporate decisions in indirect ways, such as through relationships with other directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In Chantilly, Virginia, we lease our principal executive offices on a month-to-month basis, consisting of approximately 566 square feet of office space under sublease that expires in May 2008. We believe that additional space will be available if needed. We do not currently own any real property.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceedings and we are unaware of any proceeding contemplated by a governmental authority.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the OTC Bulletin Board under the symbol “FLRP” on January 15, 2008. The following table sets forth the range of high and low close prices for our common stock as reported on the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock Close Price
	High	Low
2008
First Quarter (beginning January 15, 2008)	$2.75	$0.45
Second Quarter (through April 8, 2008)	$0.90	$0.90

Record Holders

As of April 8, 2008, there were 333 record holders of our common stock. This does not include the number of beneficial owners whose stock is in nominee or street name accounts through brokers. The last sale price of our common stock as reported on the OTC Bulletin Board on April 8, 2008, was $0.90 per share.

Dividend Policy

We have never paid or declared cash dividends on our common stock, and we do not intend to pay or declare cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Information relating to our equity compensation plan is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders.

Item 6.	Selected Financial Data

The following financial statement data should be read in conjunction with the Condensed financial statements and the notes thereto and the information contained in the section of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historic results are not necessarily indicative of future results.

	For the year ended December 31,
	2007	2006
	(in thousands, except per share data)
Summary Operating Data
Revenue	$—	$—
Net loss	(5,974)	(3,233)
Preferred stock dividend	423	—
Deemed dividend for beneficial conversion feature of preferred stock	3,721	—
Net loss attributable to common stockholders	(10,118)	(3,233)
Basic and diluted loss per common share	$3.33	$(1.80)
Weighted average number of common shares	1,793	1,793

	As of December 31,
	2007	2006
	(in thousands)
Summary Balance Sheet Data
Total assets	$2,373	$28
Total liabilities	2,007	207
Working capital (deficit)	307	(179)
Investment from parent company	—	(3,490)
Stockholders’ equity (deficit)	366	(179)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward-looking. Forward-looking statements reflect management’s current expectations and are subject to risks and uncertainties discussed below and identified in Item 1A of this annual report on Form 10-K that could cause actual results to differ materially from historical results or those anticipated.

Overview

We offer a comprehensive solution for the Registered Traveler program, which is administered by the U.S. Transportation Security Administration, or TSA. The Registered Traveler program is designed to identify air passengers who pose a minimal security risk and then to provide those passengers with access to faster and simpler processing at airport security checkpoints. We have designed our solution to provide Registered Traveler program enrollment services using enrollment stations, credentialing of TSA-approved registered travelers through the issuance of a proprietary smart card, and registered traveler authentication services at security checkpoints using authentication kiosks.

Our smart card is designed initially to be a stand-alone smart card credential for use at security checkpoints of airports participating in the Registered Traveler program. We expect to add other benefits to our smart card, such as payment functionality for debit, credit and stored-value transactions in collaboration with our consumer credit partners. In addition, we believe our solution will enable us to combine our smart card’s security and authentication features with a credit or debit card in the future to address issues such as credit card fraud and secure banking transactions.

We believe our principal source of revenue will be a portion of the annual fees individual travelers enrolling with us will pay to participate in the Registered Traveler program. We anticipate that the annual fee will be approximately $100 to $500 per traveler, depending on the membership tier and associated benefits chosen by the traveler. Unisys currently markets its rtGO Registered Traveler solution to individual travelers for an annual fee of $100 per traveler. We plan to establish a broad enrollment base by marketing our solution to large companies with employees who travel on business.

We have agreed to purchase certain assets related to Unisys’s rtGO Registered Traveler business for $5.25 million, which includes our assumption of Unisys’s agreement to be a Registered Traveler service provider at Reno/Tahoe International Airport (RNO). We believe we will close the transaction during the second quarter of 2008, following which we would integrate Unisys’s rtGO Registered Traveler solution with our business. We have remitted to Unisys a deposit of $2.2 million, all of which is to be applied to the total purchase price of $5.25 million. We have agreed that if the transaction has not occurred on or before April 30, 2008, we shall forfeit and Unisys shall be entitled to retain the $2.2 million deposit.

Each party’s obligation to complete the transaction is subject to the satisfaction or waiver of various conditions, including but not limited to our obtaining financing or other sources of capital sufficient to enable us to pay the purchase price. It is possible that any of a number of factors, some of which are outside of our control, could prevent us from completing the acquisition in a timely manner or from completing it at all. Currently, we do not have sufficient funds to complete the rtGO acquisition, do not have any arrangements in place for any future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to obtain sufficient financing and to close this transaction on or before April 30, 2008, which would result in the forfeiture of our $2.2 million deposit, would harm our financial condition and future prospects.

We have not generated any revenue from our business, and we do not have a credit line or other borrowing facility to fund our operations. We do not expect that our cash on hand and cash generated from operations will be adequate to sustain our business operations for the next twelve months. We believe that our currently available funds will only be sufficient to meet our anticipated cash needs through the first half of 2008. We have financed our operations primarily through the issuance of debt and equity securities and we will need to secure additional debt or equity financing in the near future.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our Condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operating Activities

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties.

We review financial information on a consolidated basis and, therefore, have operated as a single segment for all periods discussed.

We incurred a net loss attributable to common stockholders of $10.1 million for the year ended December 31, 2007, as compared to a net loss attributable to common stockholders of $3.2 million for the year ended December 31, 2006. The increased net loss during 2007 when compared to 2006 was primarily due to increased compensation and related benefits across all departments.

The following discussion presents certain changes in our operating expenses which have occurred between fiscal years 2007 and 2006 and should be read in conjunction with our Condensed financial statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenue

We recorded no revenue for the years ended December 31, 2007 and 2006.

Cost of Revenue

We recorded no cost of revenue for the years ended December 31, 2007 and 2006.

Operating Expenses

Operating expenses increased 66% to $5.4 million in 2007 from $3.2 million in 2006. The increase in operating expenses was primarily due to increased compensation and related benefits and legal and professional services in 2007 when compared to 2006.

The following table provides a breakdown of the dollar and percentage changes in operating expenses from 2006 to 2007:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$(214)	(19)%
Sales, general and administrative	2,349	113%

	$2,135	66%

Product Development

Product development expenses consisted primarily of salaries, benefits, allocated occupancy costs, supplies and equipment for software developers and architects as well as outsourced software development costs. Product development expenses decreased 19% to $942,000 in 2007 from $1.2 million in 2006. The decrease in product development costs was primarily due to a decrease in outsourced consulting and development costs.

During 2007, there were no personnel changes in product development. As of December 31, 2007, we had three employees in product development.

Sales, General and administrative

Sales, general and administrative expenses consisted primarily of salaries, benefits and allocated occupancy costs for sales, marketing and executive personnel. Sales, general and administrative expenses increased to $2.3 million in 2007 from $2.1 million in 2006. The increase in sales and marketing costs was primarily due to increased legal fees and professional service fees.

During 2007, our sales, general and administrative headcount increased by two employees. As of December 31, 2007, we had 8 employees in sales and marketing.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of the 2007 over 2006 change in total operating expenses by functional category:

	Changes in Operating Expenses
	(000s)	Percent
Compensation and related benefits	$106	8%
Legal and professional services	2,199	407
Travel and entertainment	129	119
Advertising and promotion	(67)	(53)
Occupancy, telephone and internet	28	17
Depreciation	2	15
Other	(262)	(29)

	$2,135	66%

Interest Expense

Interest expense for 2007 and 2006, was $690,000 and $0, respectively. Interest expense during 2007 primarily consisted of interest related to the convertible promissory notes issued in April 2007, which contained a beneficial conversion feature that we calculated to be approximately $355,000, which was recorded as interest expense during 2007.

Other Income, Net

Other income, net for 2007 and 2006, was $84,000 and $0, respectively. Other income primarily consisted of interest income from debt issued by Saflink and assigned to FLO and interest on money market balances.

Liquidity and Capital Resources

We have not generated any revenue from our business, and we do not have a credit line or other borrowing facility to fund our operations. On April 3, 2008, we completed an initial closing of a private placement to accredited investors of 12% senior convertible notes. The notes we issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010. We do not expect that our cash on hand, cash generated from operations and the cash received from our April financing will be adequate to sustain our business operations beyond the first half of 2008. We have accumulated net losses of approximately $15.5 million since its inception through December 31, 2007, and have continued to accumulate net losses since December 31, 2007. During the period when we operated as a division and wholly-owned subsidiary of Saflink, our operations were financed through contributed capital from Saflink. We financed our operations during the twelve months ended December 31, 2007, primarily through the issuance of our convertible promissory notes, which included net cash proceeds of approximately $1.5 million, and through the issuance of our Series A preferred stock, which included net cash proceeds of approximately $8.2 million. As of December 31, 2007, our principal source of liquidity consisted of $530,000 of cash and cash equivalents, while we had working capital of $307,000.

On July 3, 2007, we raised approximately $4.7 million through the private placement of shares of our Series A preferred stock to accredited investors. The aggregate consideration for the preferred stock consisted of approximately $4.5 million in cash, and the assignment to us of $166,667 of Saflink’s outstanding 8% convertible debentures. On August 24, 2007, we raised approximately $4.4 million in cash through the private placement of shares of our Series A preferred stock to accredited investors. On September 13, 2007, we raised approximately $197,000 in cash through the private placement of shares of our Series A preferred stock to accredited investors.

In connection with our Series A preferred stock financings, the convertible promissory notes we issued in April 2007 automatically converted into shares of our Series A preferred stock. We also issued warrants to purchase an aggregate of 5,931,622 shares of our common stock to the purchasers of our Series A preferred stock and to the purchasers of the convertible promissory notes upon the conversion of the notes. In addition, we issued warrants to purchase an aggregate of 1,186,316 shares of our common stock to the placement agents in the financings.

On August 24, 2007, we paid Saflink the remaining principal balance of the $6.3 million promissory note we issued in connection with the transfer of the Registered Traveler assets in April 2007. We paid the principal amount of the promissory note through a combination of cash and the cancellation of approximately $1.9 million of outstanding Saflink debt that had been assigned to us.

We will need to raise additional funds through the issuance of equity or debt securities or other sources of financing in the near future. In addition, on April 2, 2008, we amended our asset purchase agreement with Unisys Corporation under which we agreed to purchase certain assets related to Unisys’s rtGO Registered Traveler business to extend to April 30, 2008, the date on which either party to the agreement may terminate the agreement if the transaction has not closed as of that date. In connection with the amendment, we remitted to Unisys an additional deposit of $1.0 million, bringing the total deposit to $2.2 million, all of which is to be applied to the total purchase price of $5.25 million. We have agreed that if the transaction has not occurred on or before April 30, 2008, we shall forfeit and Unisys shall be entitled to retain the $2.2 million deposit. Currently, we do not have sufficient funds to complete the rtGO acquisition. We intend to raise sufficient funds to pay the remaining $3.05 million with a future financing that may involve the issuance of equity or debt securities. However, we do not have any arrangements in place for any future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to raise sufficient funds to close this transaction on or before April 30, 2008, would harm our financial condition and future prospects. Any additional equity or convertible debt financing may cause immediate and substantial dilution to new or existing stockholders.

In Chantilly, Virginia, we lease on a month-to-month basis approximately 566 square feet of office space under sublease that expires in May 2008. We believe that additional space will be available if needed. We do not currently own any real property.

We had no contractual commitments for operating leases as of December 31, 2007.

Recently Issued Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no liability for unrecognized income tax benefits at December 31, 2006.

In May 2007, the FASB issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Under FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. FSP FIN 48-1 did not have a material impact on our financial position or results of operations.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At December 31, 2007, we had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). We are currently assessing the impact of SFAS 159, which we will be required to adopt no later than the first quarter of our 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to money market funds included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives. Due to the nature of our investment portfolio, we believe that we are not subject to any material market risk exposure.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning our directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 11.	Executive Compensation

Information concerning our executives’ compensation is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1) Condensed Financial Statements

The financial statements filed as a part of this report are listed in the “Index to Financial Statements.”

(2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or related notes.

(b) Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-SB	3.1	000-52851	11/29/2007

3.2	Bylaws		10-SB	3.2	000-52851	11/29/2007

3.3	Certificate of Designations of Series B Preferred Stock		8-K	3.1	000-52851	04/08/2008

4.1	Registration Rights Agreement, dated as of July 3, 2007, and Amendment No. 1 thereto		10-SB	4.1	000-52851	11/29/2007

4.2	Form of Series A-1 Warrant and Series A-2 Warrant		10-SB	4.2	000-52851	11/29/2007

4.3	Form of Amended Series A-1 Warrant		8-K	4.4	000-52851	04/08/2008

4.4	Form of Amended Series A-2 Warrant		8-K	4.5	000-52851	04/08/2008

4.5	Form of Placement Agent Warrant		10-SB	4.3	000-52851	11/29/2007

4.6	Form of 12% Senior Convertible Note		8-K	4.1	000-52851	04/08/2008

4.7	Form of Note Warrant		8-K	4.2	000-52851	04/08/2008

4.8	Form of Short-Term Warrant		8-K	4.3	000-52851	04/08/2008

10.1	2007 Equity Incentive Plan and related agreements*		10-SB	10.3	000-52851	11/29/2007

10.2	Employment Agreement, dated as of May 29, 2007, by and between FLO Corporation and Luke Thomas*		10-SB	10.4	000-52851	11/29/2007

10.3	Employment Agreement, dated as of March 31, 2007, by and between FLO Corporation and Fred Fischer*		10-SB	10.5	000-52851	11/29/2007

10.4	Employment Agreement, dated as of November 28, 2007, by and between FLO Corporation and Glenn L. Argenbright*		10-SB	10.9	000-52851	11/29/2007

10.5	Asset Purchase Agreement, dated as of October 25, 2007, between FLO Corporation and Unisys Corporation		10-SB	10.6	000-52851	11/29/2007

10.6	Software Development Agreement, dated as of May 29, 2007, by and between FLO Corporation and International RAM Associates		10-SB	10.7	000-52851	11/29/2007

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.7	Consulting Agreement, dated as of June 8, 2007, by and between FLO Corporation and Business Travel Coalition, Inc.		10-SB	10.8	000-52851	11/29/2007

10.8	Amendments to Asset Purchase Agreement between FLO Corporation and Unisys Corporation	X

10.9	Note and Warrant Purchase Agreement, dated as of April 3, 2008, between FLO Corporation and the Purchasers listed on the signature pages thereto		8-K	10.1	000-52851	04/08/2008

10.10	Exchange Agreement, dated as of April 3, 2008, between FLO Corporation and the parties listed on the signature pages thereto		8-K	10.2	000-52851	04/08/2008

10.11	Registration Rights Agreement, dated as of April 3, 2008, between FLO Corporation and the Purchasers listed on the signature pages thereto		8-K	10.3	000-52851	04/08/2008

11	Statement re Computation of Per Share Earnings (see Note 3 of Notes to Consolidated Financial Statements)	X

21	Subsidiaries	X

23	Consent of Independent Registered Public Accounting Firm	X

24	Power of Attorney (included in the signature page of this report)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008

FLO CORPORATION

By:	/s/ GLENN L. ARGENBRIGHT
Glenn L. Argenbright President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn L. Argenbright with full power of substitution and resubstitution and full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN L. ARGENBRIGHT Glenn L. Argenbright	President and Chief Executive Officer and Secretary (Principal Executive, Financial and Accounting Officer)	April 15, 2008

/s/ STEVEN M. OYER Steven M. Oyer	Director	April 15, 2008

/s/ KEVIN M. MITCHELL Kevin M. Mitchell	Director	April 15, 2008

/s/ PAUL R. AARONSON Paul R. Aaronson	Director	April 15, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

FLO Corporation:

We have audited the accompanying balance sheets of FLO Corporation (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related statements of expenses, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007 and the period from inception (June 1, 2005) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLO Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, and the period from inception (June 1, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Seattle, Washington
April 15, 2008

FLO CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$530	$—
Prepaid expenses and other current assets	1,784	—

Total current assets	2,314	—
Furniture and equipment, net of accumulated depreciation of $28 and $17	59	28

Total assets	$2,373	$28

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,171	$163
Accrued expenses (including expenses to a related party of $99 and $0)	413	44
Dividend payable	423	—

Total current liabilities	2,007	207

Total liabilities	2,007	207

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized—15,000,000 and 0 shares Series A—Liquidation preference of $13,782 as of December 31, 2007; Cumulative dividend of 8% per year; Issued—1,483 and 0 shares	—	—
Common stock, $0.001 par value:
Authorized—100,000,000 and 0 shares Issued—1,793,118 and 0 shares	2	—
Investment from parent company	—	3,490
Additional paid-in capital	15,857	—
Losses accumulated during development stage	(15,493)	(3,669)

Total stockholders’ equity (deficit)	366	(179)

Total liabilities and stockholders’ equity (deficit)	$2,373	$28

See accompanying notes to condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF EXPENSES

(In thousands, except per share data)

	Year ended December 31,		From Inception (June 1, 2005) through December 31, 2007
	2007	2006
Operating expenses:
Product development	$942	$1,156	$2,167
Sales, general and administrative	4,426	2,077	6,870

Total operating expenses	5,368	3,233	9,037

Operating loss	(5,368)	(3,233)	(9,037)
Interest expense	(690)	—	(690)
Other income	84	—	84

Net loss	(5,974)	(3,233)	(9,643)

Preferred stock dividend	423	—	423
Deemed dividend for beneficial conversion feature of preferred stock	3,721	—	3,721

Net loss attributable to common stock holders	$(10,118)	$(3,233)	$(13,787)

Pro forma basic and diluted net loss per common share	$(3.33)	$(1.80)	$(5.38)
Pro forma basic and diluted net loss per common share attributable to common stockholders	$(5.64)	$(1.80)	$(7.69)
Pro forma weighted average number of common shares outstanding	1,793	1,793	1,793

See accompanying notes to condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,		From Inception (June 1, 2005) through December 31, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(5,974)	$(3,233)	$(9,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	12	30
Non-cash interest expense	437	—	437
Impairment loss on furniture and equipment	13	—	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,784)	—	(1,784)
Accounts payable	1,008	163	1,171
Accrued expenses	292	(25)	336

Net cash used in operating activities	(5,995)	(3,033)	(9,440)
Cash flows from investing activities:
Purchase of furniture and equipment	(57)	(32)	(102)

Net cash provided by investing activities	(57)	(32)	(102)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes, net of issuance costs	1,543	—	1,543
Proceeds from issuance of Series A preferred stock	8,292	—	8,292
Payments on note payable to related party	(4,357)	—	(4,357)
Investment from parent company	1,104	3,065	4,594

Net cash provided by financing activities	6,582	3,065	10,072

Net increase in cash and cash equivalents	530	—	530
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$530	$—	$530

Supplemental disclosure of cash flow information:
Issuance of convertible promissory notes for assignment of debt	$1,777	$—	$1,777
Convertible promissory notes principal and interest converted into equity	3,642	—	3,642
Issuance of Series A preferred stock for assignment of convertible debt	166	—	166
Assigned debt cancelled and applied against $6.3 million note payable to related party	1,943	—	1,943
Reclassification of unamortized debt discount to equity upon conversion of promissory notes into equity	(140)	—	(140)

FLO CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Preferred Stock		Investment from parent company	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at June 1, 2005	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(436)	(436)
Investment from parent company	—	—	—	—	424	—	—	424
Balance at December 31, 2005	—	—	—	—	424	—	(436)	(12)

Net loss	—	—	—	—	—	—	(3,233)	(3,233)
Investment from parent company	—	—	—	—	3,066	—	—	3,066

Balance at December 31, 2006	—	—	—	—	3,490	—	(3,669)	(179)

Net loss attributable to common stockholders	—	—	—	—	—	—	(10,118)	(10,118)
Investment from parent company	—	—	—	—	1,104	—	—	1,104
Additional paid-in capital from Asset Purchase and Contribution Agreement with parent company	—	—	—	—	(4,594)	4,594	—	—
Issuance of note payable to parent for Registered Traveler business	—	—	—	—	—	(4,594)	(1,706)	(6,300)
Issuance of common stock to parent company	1,793,118	2	—	—	—	(2)	—	—
Issuance of Series A preferred stock, net of issuance costs	—	—	1,483	—	—	11,923	—	11,923
Reclassification of unamortized debt discount upon conversion of promissory notes	—	—	—	—	—	(140)	—	(140)
Beneficial conversion feature related to promissory note financing	—	—	—	—	—	355	—	355
Beneficial conversion feature related to Series A preferred stock	—	—	—	—	—	3,721	—	3,721

Balance at December 31, 2007	1,793,118	$2	1,483	$—	$—	$15,857	$(15,493)	$366

See accompanying notes to condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business

FLO Corporation (the “Company”) offers a comprehensive solution for the Registered Traveler (“RT”) program, which is administered by the U.S. Transportation Security Administration (the “TSA”). The RT program is designed to identify air passengers who pose a minimal security risk and then to provide those passengers with access to faster and simpler processing at airport security checkpoints.

The Company has designed its solution to provide RT program enrollment services using enrollment stations, credentialing of TSA-approved registered travelers through the issuance of a proprietary smart card, and registered traveler authentication services at security checkpoints using authentication kiosks. The smart cards the Company expects to issue to registered travelers are designed to be both secure and interoperable with RT authentication stations deployed by other TSA-approved service providers. As a result, registered travelers who enroll with the Company would be able to use the Company’s smart cards at any airport participating in the RT program.

The Company was incorporated in the State of Delaware on March 9, 2007, as a wholly-owned subsidiary of Saflink Corporation (“Saflink”), a security solutions company. The Company maintains its headquarters in Chantilly, Virginia. The Company began operation on June 1, 2005 as a division of Saflink known as the Registered Traveler Solutions Group. Saflink was incorporated in the State of Delaware on October 23, 1991, and, as of December 31, 2007, maintained its headquarters in Kirkland, Washington.

The Company reports as a development stage company because planned principal operations have not commenced and there have been no revenues generated to date.

2. Liquidity and Capital Resources

These condensed financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed below, the Company has incurred recurring losses from operations and there is substantial doubt about its ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has been unable to generate net income from operations. The Company has accumulated net losses of approximately $15.5 million since its inception through December 31, 2007, and has continued to accumulate net losses since December 31, 2007. During the period when the Company operated as a division and wholly-owned subsidiary of Saflink, the Company’s operations were financed through contributed capital from Saflink. The Company financed operations during the twelve months ended December 31, 2007 primarily through the issuance of its convertible promissory notes, which included net cash proceeds of approximately $1.5 million, and through the issuance of its Series A preferred stock, which included net cash proceeds of approximately $8.2 million. As of December 31, 2007, the Company’s principal source of liquidity consisted of $530,000 of cash and cash equivalents, while it had working capital of $307,000.

On April 16, 2007, the Company issued approximately $3.5 million of convertible promissory notes (the “Notes”) in a private placement. The Notes accrued interest at a rate of 8% per year and were scheduled to be due on April 1, 2008. The aggregate consideration for the Notes consisted of net cash proceeds of approximately $1.5 million, which is net of issuance costs of $223,000, the assignment to the Company of approximately $1.6 million of outstanding 8% convertible debentures issued by its parent company, Saflink, and the assignment to the Company of a $140,000 promissory note also issued by Saflink. The Notes were to be automatically converted at a 10% discount into equity upon the Company’s completion of an equity offering or series of offerings that yielded the Company gross proceeds of at least $6.0 million, which occurred on August 24, 2007. For additional information regarding the Notes, see Note 5—Stockholders’ Equity and Convertible Promissory Notes, under the heading April 2007 Promissory Notes.

The Company entered into an Asset Purchase and Contribution Agreement with Saflink, effective April 16, 2007, pursuant to which it acquired all of Saflink Corporation’s assets and certain liabilities of Saflink’s RT business, in exchange for a promissory note with a principal amount of $6.3 million. The promissory note had a stated interest rate of 8% per year and was scheduled to mature on April 16, 2008. Under the terms of the note, the principal outstanding was to become immediately due and payable in full upon an event of default or if the Company (a) merges or consolidates with or into any other entity, or upon any other reorganization of the Company, in which the holders of outstanding capital stock do not retain a majority of the voting power of the surviving entity or its parent in substantially the same relative proportions as immediately prior to the transaction, (b) sells all or substantially all of the its assets, or (c) issues 20% or more of its capital stock. Payment on the note may be in the form of cash or through the cancellation of outstanding debentures or promissory note issued by Saflink that has been assigned to the Company. The Company made cash payments to Saflink Corporation against the $6.3 million promissory note in the amounts of $200,000, $400,000 and $1.6 million on May 2, 2007, July 3, 2007, and July 6, 2007, respectively. On August 24, 2007, the Company paid Saflink the remaining principal balance through a combination of $2.2 million in cash and the cancellation of approximately $1.9 million of outstanding Saflink debentures and a Saflink promissory note that had been assigned to the Company by investors in the Company.

On July 3, 2007, the Company raised $4.7 million in gross proceeds through the private placement of 522 shares of the Company’s Series A preferred stock and warrants to purchase shares of its common stock. The aggregate consideration for the preferred stock and common stock warrants consisted of approximately $4.5 million in cash and the assignment to the Company of approximately $166,000 of outstanding 8% convertible debentures issued by Saflink.

On August 24, 2007, the Company raised an additional $4.4 million in gross cash proceeds through the private placement of approximately 494 shares of its Series A preferred stock and warrants to purchase shares of its common stock. Upon closing, the outstanding balance of $3.6 million in principal and accrued but unpaid interest related to the convertible promissory notes issued in April 2007 was automatically converted into approximately 445 shares of the Company’s Series A preferred stock. Also on August 24, 2007, the Company applied, and concurrently cancelled, its $1.9 million of Saflink convertible debentures that were assigned to the Company in previous financing rounds against the principal balance of the note payable to Saflink. The Company also paid the remaining $2.2 million balance on the note payable to Saflink Corporation in cash. As a result of these activities, the Company no longer had any notes payable or convertible promissory notes outstanding as of December 31, 2007.

On September 13, 2007, in the final closing of the Series A preferred stock financing, the Company raised an additional $197,000 in gross cash proceeds through the private placement of approximately 22 shares of its Series A preferred stock.

On April 3, 2008, the Company completed an initial closing of its private placement to accredited investors of 12% senior convertible notes. The notes the Company issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010.

For additional information on the July 3, 2007, August 24, 2007, and September 13, 2007 Series A preferred stock issuances, see Note 5—Stockholders’ Equity and Convertible Promissory Notes, under the heading Series A Preferred Stock Issuances.

3. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Principles of Consolidation

The capital structure presented in these condensed financial statements is that of the Company.

Condensed Financial Statements

The accompanying condensed financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual financial statements of the Company.

Use of Estimates

The condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Preparation of the condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and expenses for the periods. Actual results could differ from those estimates. Significant estimates used in preparation of the condensed audited financial statements include the allocation of compensation and related benefits of Saflink employees, as well as occupancy and general and administrative expenses, between activities related to the RT program and Saflink’s other operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

Prior to incorporation, the Company’s employees were issued certain stock options under the Saflink Corporation 2000 Stock Incentive Plan. These options were expensed using the fair value method as described in Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”) and the expense related to the Company’s employees has been reflected in the accompanying financial statements. The Company has established the FLO Corporation 2007 Equity Incentive Plan but, as of December 31, 2007, had made no awards under it.

Recently Issued Accounting Standards

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no liability for unrecognized income tax benefits at December 31, 2007.

In May 2007, the FASB issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Under FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. FSP FIN 48-1 did not have a material impact on the Company’s financial position or results of operations.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At December 31, 2007, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations—Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 131R will have on its financial statements.

4. Business Combination

On April 16, 2007, the Company entered into an Asset Purchase and Contribution Agreement with its parent company, Saflink, pursuant to which it acquired all of Saflink’s assets and certain liabilities of Saflink’s RT business, in exchange for a promissory note with a principal amount of $6.3 million. Pursuant to the agreement, the Company acquired approximately $12,000 in furniture and equipment, and assumed certain contracts and acquired tradenames related to the RT business. In addition, Saflink employees who primarily worked on the RT program transferred their employment to the Company. Liabilities assumed in the transaction included approximately $181,000 in accounts payable related to the RT business and approximately $68,000 in accrued paid time-off related to the transferred employees. The Company applied guidance from SFAS No. 141, “Business Combinations” and Accounting Principals Board (“APB”) Opinion No. 16, “Business Combinations,” and concluded that this transaction should be accounted for as a transaction between entities under common control. Accordingly, upon the consummation of this agreement, the Company reclassified approximately $4.6 million recorded as investment from parent company to additional paid-in capital. In addition, the Company recorded the $6.3 million note payable to Saflink as a debit to additional paid-in capital to the extent that investment from parent company was zero and recorded the $1.7 million remaining balance to accumulated deficit.

5. Stockholders’ Equity and Convertible Promissory Notes

April 2007 Promissory Notes

On April 16, 2007, the Company issued approximately $3.5 million of Notes in a private placement. The Notes accrued interest at a rate of 8% per year and were scheduled to be due April 1, 2008, if not converted by the Company. The aggregate consideration for the Notes consisted of net cash proceeds of approximately $1.5 million, which is net of issuance costs of approximately $223,000, the assignment to the Company of approximately $1.6 million of outstanding 8% convertible debentures issued by Saflink Corporation, and the assignment to the Company of a $140,000 promissory note also issued by Saflink Corporation to a related party. The issuance costs related to these promissory notes were recorded as a long-term asset at the time of issuance and were amortized over the term of the Notes to interest expense. The Notes were to be automatically converted at a 10% discount into equity upon the completion of an equity offering or series of offerings that yields the Company gross proceeds of at least $6.0 million, which occurred on August 24, 2007. Upon conversion of the Notes to equity on August 24, 2007, the Company reclassified $140,000 of unamortized issuance costs to additional paid-in capital on the Company’s condensed balance sheets.

The Company applied the guidance of Emerging Issue Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 Certain Convertible Instruments” and concluded that the beneficial conversion feature contained in the Notes is a contingent event and the Company was unable to calculate the number of shares that would be issued upon conversion of the Notes as of the issuance date of April 16, 2007. On July 3, 2007, upon the closing of the Company’s initial issuance of its Series A preferred stock, the Company was able to calculate the number of shares to be issued upon conversion of the Notes issued on April 16, 2007. The Company calculated the intrinsic value of the beneficial conversion feature contained within the Notes to be approximately $355,000, which was recorded as interest expense during July 2007.

Series A Preferred Stock Issuances

On July 3, 2007, the Company raised $4.7 million in gross proceeds through the private placement to accredited investors of approximately 522 shares of its Series A preferred stock and warrants to purchase shares of its common stock. The aggregate consideration for the preferred stock and common stock warrants consisted of approximately $4.4 million in cash and the assignment to the Company of approximately $166,000 of outstanding 8% convertible debentures issued by Saflink Corporation. Each share of preferred stock is convertible into 4,000 shares of common stock at a conversion price of $2.25 per common share. The Series A preferred stock has an 8% per year cumulative dividend, payable annually or upon conversion on a pro-rated basis. In connection with this financing, the Company issued to these investors Series A-1 warrants to purchase an aggregate of 1,042,969 shares of its common stock, at an exercise price of $3.00 per share, and Series A-2 warrants to purchase an aggregate of 1,042,969 shares of its common stock, at an exercise price of $4.00 per share. Both series of warrants are exercisable a period five years and contain customary anti-dilution provisions. Concurrent with this financing, the Company conducted a 1,793,118-for-100 split of its common stock pursuant to which it issued 1,793,118 shares of its common stock to Saflink.

On August 24, 2007, the Company raised an additional $4.5 million in gross cash proceeds through the private placement to accredited investors of approximately 494 shares of its Series A preferred stock and warrants to purchase shares of its common stock. In connection with this closing, the Company issued to these investors Series A-1 warrants to purchase an aggregate of 988,666 shares of its common stock, at an exercise price of $3.00 per share, and Series A-2 warrants to purchase an aggregate of 988,666 shares of its common stock, at an exercise price of $4.00 per share.

On August 24, 2007, upon closing sales of its Series A preferred stock for an aggregate amount in excess of $6.0 million, the Company triggered the automatic conversion at a 10% discount of the convertible promissory notes sold in April 2007. Upon closing these sales, the outstanding balance of $3.6 million of principal and accrued but unpaid interest related to the convertible promissory notes was automatically converted into approximately 445 shares of the Company’s Series A preferred stock. In connection with this conversion, the Company issued to these investors Series A-1 warrants to purchase an aggregate of 890,399 shares of its common stock, at an exercise price of $3.00 per share, and Series A-2 warrants to purchase an aggregate of 890,399 shares of its common stock, at an exercise price of $4.00 per share.

Also on August 24, 2007, the Company canceled and applied the approximately $1.9 million in assigned debt from previous financing rounds against the principal balance of the note payable due to Saflink and paid Saflink the approximately $2.2 million remaining balance in cash, which satisfied the note in full.

On September 13, 2007, in the final closing of the Series A preferred stock financing, the Company raised an additional $197,000 in gross cash proceeds through the private placement to accredited investors of approximately 22 shares of its Series A preferred stock and warrants to purchase shares of its common stock. In connection with this closing, the Company issued to these investors Series A-1 warrants to purchase an aggregate of 43,777 shares of its common stock, at an exercise price of $3.00 per share, and Series A-2 warrants to purchase an aggregate of 43,777 shares of its common stock, at an exercise price of $4.00 per share.

The foregoing issuances of Series A preferred stock resulted in the Company issuing an aggregate of approximately 1,483 shares of its Series A preferred stock at a price of $9,000 per share, Series A-1 warrants to purchase up to an aggregate of 2,965,811 shares of its common stock at an exercise price of $3.00 per share, and Series A-2 warrants to purchase up to an aggregate of 2,965,811 shares of its common stock at an exercise price of $4.00 per share. The Company also issued warrants to purchase up to an aggregate of 1,186,316 shares of its common stock at an exercise price of $2.25 per share to the placement agents for services rendered in connection with the Company’s financings. Each of the investor and placement agent warrants expires five years from the date of issuance. Total issuance costs associated with the Series A financings were approximately $2.1 million, which included a $1.1 million non-cash estimated fair value for the placement agent warrants and $1.0 million in placement agent and legal fees. Of the net proceeds of $12.0 million raised through the issuance of the Company’s Series A preferred stock, which is net of $1.0 million in direct cash issuance costs, the Company allocated $4.6 million to the Series A preferred stock, $3.7 million to the beneficial conversion feature, and $3.7 million to the Series A-1 and the Series A-2 warrants. The Company determined the fair value of the investor and placement agent warrants by using a Black-Scholes option valuation model, assuming an estimated fair value for its common stock, an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility of 100%, and an estimated life of 5 years.

The Company applied guidance from SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and determined that the Series A preferred stock should be classified as equity in the Company’s balance sheet. In accordance with EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company evaluated if the Series A preferred stock had a beneficial conversion feature and determined that the effective conversion price was less than the $2.25 conversion price. The beneficial conversion feature was calculated to be approximately $3.7 million.

Series A Preferred Stock Conversion Feature and Cumulative Dividend

The Series A preferred stock issued by the Company contains a mandatory conversion feature by which each share of the Series A preferred stock will automatically be converted into shares of common stock upon the earlier of: (i) the date on which the Company’s common stock has had a minimum closing bid price of at least $7.00 per share for 20 consecutive trading days (subject to an effective registration statement under the Securities Act of 1933, as amended, covering the resale of the shares of common stock issuable upon conversion of the Series A preferred stock), (ii) certain change-of-control transaction or (iii) the completion of an offering of the Company’s equity securities yielding gross proceeds to the Company of at least $10 million.

Holders of the Company’s Series A preferred stock are entitled to receive dividends at an annual rate of 8% of the original issue price, which was $9,000 per share. Dividends are payable on the 15th of each June, are cumulative whether or not they are declared, and compound (if not paid within five days of the required payment date) on June 15th of each year. The Company may pay the dividends on its Series A preferred stock either in cash or in shares of its common stock, at the Company’s option (subject to certain conditions), based on the market value of its common stock at the time the dividend becomes payable.

6. Comprehensive Loss

For the years ended December 31, 2007, and 2006, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

7. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. The Company’s management and chief operating decision maker review financial information on a condensed basis and, therefore, the Company operated as single segment for all periods presented.

8. Pro Forma Net Loss Per Share

On March 20, 2007, the Company issued 100 shares of its common stock to Saflink Corporation for $1.00. On July 3, 2007, the Company conducted a 1,793,118-for-100 stock split pursuant to which it issued 1,793,118 shares of its common stock to Saflink Corporation. As of December 31, 2007, there were no other issuances of the Company’s common stock. The pro forma net loss per common share data is computed assuming the 1,793,118 shares of common stock were issued on the first day of the periods presented. The pro forma basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding preferred stock and common stock warrants. As the Company had a net loss in all of the periods presented, basic and diluted net loss per common share are the same. All potentially dilutive securities were excluded from the calculation of dilutive net loss per share as their effect was anti-dilutive.

9. Provision for Income Taxes

For income tax purposes, the Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

In July 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were for us beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Income Taxes

For periods prior to July 3, 2007, the Company was part of the Saflink consolidated group of corporations. For periods after July 3, 2007, the company is a stand alone corporation. For purposes of these financial statements, the company has been treated entirely as a stand alone corporation.

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the full valuation allowance recorded against deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$3,238	$1,244
Fixed Assets	4	2
Accrued Expense	32	—
Total deferred tax assets	3,274	1,246
Valuation allowance	(3,274)	(1,246)
Deferred tax asset, net	$—	$—

Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2007 and 2006, a full valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $2,027,741 and $1,097,501 during the years ended December 31, 2007 and 2006, respectively. The increase in the deferred tax assets in 2007 and 2006 was primarily the result of increasing net operating loss carryforwards.

At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $9,523,000 for income tax reporting purposes, which begin to expire in 2025. The Company’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

10. Subsequent Events

Amendment to Unisys Asset Purchase Agreement

On February 28, 2008, March 24, 2008, and April 2, 2008, the Company amended its asset purchase agreement with Unisys Corporation under which it agreed to purchase certain assets related to Unisys’s rtGO Registered Traveler business to reduce the total purchase price to $5.25 million and to extend to April 30, 2008 the date on which either party to the agreement may terminate the agreement if the transaction has not closed as of that date. In connection with the amendments, the Company remitted to Unisys a deposit of $2.2 million, all of which is to be applied to the total purchase price of $5.25 million. The Company has agreed that if the transaction has not occurred on or before April 30, 2008, the Company shall forfeit and Unisys shall be entitled to retain the $2.2 million deposit.

Each party’s obligation to complete the transaction continues to remain subject to the satisfaction or waiver of various conditions, including but not limited to the Company’s obtaining financing or other sources of capital sufficient to enable us to pay the purchase price. The Company expects to complete the acquisition as soon as possible after all conditions to the acquisition in the asset purchase agreement are satisfied or waived, which the Company currently believes will be prior to April 30, 2008. However, it is possible that factors outside of the Company’s control could require it to complete the acquisition at a later time or not to complete it at all.

Convertible Note Financing

On April 3, 2008, the Company completed an initial closing of its private placement to accredited investors of 12% senior convertible notes. The notes the Company issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010. In connection with the initial closing, the Company also issued warrants to purchase up to 1,590,511 shares of its common stock at an exercise price of $0.75 per share and warrants to purchase up to 1,590,511 shares of its common stock at an exercise price of $0.60 per share. The warrants are exercisable for a period of five years or, in the case of the $0.60 warrants, the earlier of five years or nine months after the date that a registration statement covering the resale of the underlying shares under the Securities Act of 1933 is declared effective by the SEC. The accounting for this financing transaction is currently being evaluated.