Form 10-K/A
period 2007-12-31
FLO Corp
filed 2008-04-16
CIK 1399215

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is being filed in order to remove inadvertent references to “condensed” or “consolidated” financial statements and to add certain inadvertently omitted disclosure under Note 3 to the financial statements.

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

The following financial statement data should be read in conjunction with the financial statements and the notes thereto and the information contained in the section of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historic results are not necessarily indicative of future results.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The following discussion presents certain changes in our operating expenses which have occurred between fiscal years 2007 and 2006 and should be read in conjunction with our financial statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

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

(1) Financial Statements

The financial statements filed as a part of this report are listed in the “Index to Financial Statements.”

(2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or related notes.

(b) Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation		10-SB	3.1	000-52851	11/29/2007

3.2	Bylaws		10-SB	3.2	000-52851	11/29/2007

3.3	Certificate of Designations of Series B Preferred Stock		8-K	3.1	000-52851	04/08/2008

4.1	Registration Rights Agreement, dated as of July 3, 2007, and Amendment No. 1 thereto		10-SB	4.1	000-52851	11/29/2007

4.2	Form of Series A-1 Warrant and Series A-2 Warrant		10-SB	4.2	000-52851	11/29/2007

4.3	Form of Amended Series A-1 Warrant		8-K	4.4	000-52851	04/08/2008

4.4	Form of Amended Series A-2 Warrant		8-K	4.5	000-52851	04/08/2008

4.5	Form of Placement Agent Warrant		10-SB	4.3	000-52851	11/29/2007

4.6	Form of 12% Senior Convertible Note		8-K	4.1	000-52851	04/08/2008

4.7	Form of Note Warrant		8-K	4.2	000-52851	04/08/2008

4.8	Form of Short-Term Warrant		8-K	4.3	000-52851	04/08/2008

10.1	2007 Equity Incentive Plan and related agreements*		10-SB	10.3	000-52851	11/29/2007

10.2	Employment Agreement, dated as of May 29, 2007, by and between FLO Corporation and Luke Thomas*		10-SB	10.4	000-52851	11/29/2007

10.3	Employment Agreement, dated as of March 31, 2007, by and between FLO Corporation and Fred Fischer*		10-SB	10.5	000-52851	11/29/2007

10.4	Employment Agreement, dated as of November 28, 2007, by and between FLO Corporation and Glenn L. Argenbright*		10-SB	10.9	000-52851	11/29/2007

10.5	Asset Purchase Agreement, dated as of October 25, 2007, between FLO Corporation and Unisys Corporation		10-SB	10.6	000-52851	11/29/2007

10.6	Software Development Agreement, dated as of May 29, 2007, by and between FLO Corporation and International RAM Associates		10-SB	10.7	000-52851	11/29/2007

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.7	Consulting Agreement, dated as of June 8, 2007, by and between FLO Corporation and Business Travel Coalition, Inc.		10-SB	10.8	000-52851	11/29/2007

10.8	Amendments to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		10-K	10.8	000-52851	04/15/2008

10.9	Note and Warrant Purchase Agreement, dated as of April 3, 2008, between FLO Corporation and the Purchasers listed on the signature pages thereto		8-K	10.1	000-52851	04/08/2008

10.10	Exchange Agreement, dated as of April 3, 2008, between FLO Corporation and the parties listed on the signature pages thereto		8-K	10.2	000-52851	04/08/2008

10.11	Registration Rights Agreement, dated as of April 3, 2008, between FLO Corporation and the Purchasers listed on the signature pages thereto		8-K	10.3	000-52851	04/08/2008

11	Statement re Computation of Per Share Earnings (see Note 3 of Notes to Financial Statements)		10-K	11	000-52851	04/15/2008

21	Subsidiaries		10-K	21	000-52851	04/15/2008

23	Consent of Independent Registered Public Accounting Firm	X

24	Power of Attorney		10-K	24	000-52851	04/15/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2008

FLO CORPORATION

By:	/s/ GLENN L. ARGENBRIGHT
Glenn L. Argenbright President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GLENN L. ARGENBRIGHT	President, Chief Executive Officer and Secretary	April 16, 2008
Glenn L. Argenbright	(Principal Executive, Financial and Accounting Officer)

*	Director	April 16, 2008
Steven M. Oyer

* Kevin M. Mitchell	Director	April 16, 2008

* Paul R. Aaronson	Director	April 16, 2008

*By:	/S/ GLENN L. ARGENBRIGHT
Glenn L. Argenbright Attorney-in-Fact

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

/s/ BDO Seidman, LLP

Seattle, Washington
April 16, 2008

FLO CORPORATION

(A Development Stage Company)

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

See accompanying notes to financial statements.

FLO CORPORATION

(A Development Stage Company)

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

See accompanying notes to financial statements.

FLO CORPORATION

(A Development Stage Company)

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

See accompanying notes to financial statements.

FLO CORPORATION

(A Development Stage Company)

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

See accompanying notes to financial statements.

FLO CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

2. Liquidity and Capital Resources

These financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed below, the Company has incurred recurring losses from operations and there is substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Summary of Significant Accounting Policies

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and expenses for the periods. Actual results could differ from those estimates. Significant estimates used in preparation of the audited financial statements include the allocation of compensation and related benefits of Saflink employees, as well as occupancy and general and administrative expenses, between activities related to the RT program and Saflink’s other operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investment from Parent Company

The investment from parent company presented on the balance sheets represents operating expenses paid by Saflink Corporation that were allocated to the Registered Traveler Solutions Group.

Furniture and Equipment

Furniture and equipment is stated at original cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years. Furniture and equipment purchased by Saflink Corporation specifically for its Registered Traveler Solutions Group is included on the balance sheets.

Operating Expenses

Certain operating expenses during 2007 and 2006 consist of specifically identified product development, sales, general and administrative and associated legal, consulting, payroll and other expenses for Saflink Corporation’s Registered Traveler Solutions Group. In addition, operating expenses include an allocation of Saflink Corporation occupancy and indirect general and administrative expenses.

The following is a description of operating expenses incurred by the Company for the periods presented:

Product Development—Product development expenses consist primarily of salaries, benefits, stock-based compensation, supplies and materials for software developers, hardware engineers and product architects that were focused on development of the Company’s Registered Traveler solution. Product development expenses also include fees paid for outsourced software development and hardware design and an allocation of Saflink Corporation’s occupancy expenses.

Sales, General and Administrative—Sales, general and administrative expenses consist primarily of salaries and bonuses earned by sales and general and administrative personnel. Sales, general and administrative expenses also include trade shows, advertising and promotional expenses, legal and consulting fees, travel and entertainment costs, and an allocation of Saflink Corporation’s occupancy and indirect general and administrative expenses.

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

5. Stockholders’ Equity and Convertible Promissory Notes

April 2007 Promissory Notes

On April 16, 2007, the Company issued approximately $3.5 million of Notes in a private placement. The Notes accrued interest at a rate of 8% per year and were scheduled to be due April 1, 2008, if not converted by the Company. The aggregate consideration for the Notes consisted of net cash proceeds of approximately $1.5 million, which is net of issuance costs of approximately $223,000, the assignment to the Company of approximately $1.6 million of outstanding 8% convertible debentures issued by Saflink Corporation, and the assignment to the Company of a $140,000 promissory note also issued by Saflink Corporation to a related party. The issuance costs related to these promissory notes were recorded as a long-term asset at the time of issuance and were amortized over the term of the Notes to interest expense. The Notes were to be automatically converted at a 10% discount into equity upon the completion of an equity offering or series of offerings that yields the Company gross proceeds of at least $6.0 million, which occurred on August 24, 2007. Upon conversion of the Notes to equity on August 24, 2007, the Company reclassified $140,000 of unamortized issuance costs to additional paid-in capital on the Company’s balance sheets.

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

7. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. The Company’s management and chief operating decision maker review financial information on a consolidated basis and, therefore, the Company operated as single segment for all periods presented.

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