Form 10-K/A
period 2007-12-31
FLO Corp
filed 2008-04-29
CIK 1399215

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Common Stock, $0.001 par value per share

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

There were 1,955,618 shares of the registrant’s common stock outstanding as of April 25, 2008.

EXPLANATORY NOTE

This Amendment to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Glenn L. Argenbright	President, Chief Executive Officer and Secretary, FLO Corporation	41	2007
Steven M. Oyer	Chief Executive Officer, IdentiPHI, Inc.	52	2007
Kevin M. Mitchell	Chairman, Business Travel Coalition, Inc.	52	2007
Paul R. Aaronson	Managing Member, Stone Keep Capital Management LLC	51	2007

Glenn L. Argenbright has served as our President, Chief Executive Officer, and Secretary and member of our board of directors since our formation in March 2007. Prior to joining us, Mr. Argenbright served as Chief Executive Officer of Saflink Corporation (now known as IdentiPHI, Inc.) a security solutions company, from December 2000 to September 2006, at which time he became general manager of Saflink’s Registered Traveler Solutions group. Prior to joining Saflink, Mr. Argenbright served as President and Chief Executive Officer of Jotter Technologies, which merged with Saflink in 2000. Mr. Argenbright received a B.A. degree from the University of California at San Diego and a J.D. degree from the University of San Diego.

Steven M. Oyer has served as a member of our board of directors since our formation in March 2007. Mr. Oyer has served as a member of the board of directors of IdentiPHI, Inc. (previously known as Saflink Corporation), a security solutions company, since December 2001 and as its Chief Executive Officer since September 2006. Mr. Oyer was a managing director of Standard & Poor’s Investment Services, responsible for global business development, from 2001 to 2005. He has been active in industry associations such as Family Office Exchange and has served on the leadership council of the Institute for Private Investors.

Kevin Mitchell has served as a member of our board of directors since November 2007. Mr. Mitchell has served as chairman of Business Travel Coalition, Inc., a publishing, consulting and buyer advocacy firm, since January 1997. Mr. Mitchell received a B.S. degree from St. Joseph’s University.

Paul R. Aaronson has served as a member of our board of directors since November 2007. Mr. Aaronson is the co-founding partner and has served as the managing member of Stone Keep Capital Management LLC, an investment management company, since March 2008. Mr. Aaronson was self-employed as a financial services consultant from January 2006 through February 2008. From April 2005 to December 2005, Mr. Aaronson served as Chief Executive Officer of PlusFunds Group, Inc., a hedge fund index asset manager. From February 2001 to April 2005, Mr. Aaronson served as Executive Managing Director of Standard & Poor’s Portfolio Services Group, a global business that encompassed S&P’s index business and an investment advisory business. Mr. Aaronson received a B.A. degree from Middlebury College and a J.D. degree from Yale Law School.

Executive Officers and Significant Employees

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Glenn L. Argenbright	President, Chief Executive Officer and Secretary; Director	42	2007
Luke A. Thomas	Executive Vice President, Strategy	44	2007
Colin C. McLaughlin	Senior Vice President, Aviation & Screening	35	2007
Fred P. Fischer	Senior Vice President, Sales	50	2007

Glenn L. Argenbright—for a biographical summary of Mr. Argenbright, see the “Directors” section of this Item 10.

Luke A. Thomas has served as our Executive Vice President, Strategy, since our formation in March 2007. In this position, he oversees all operational facets and strategic initiatives relating to our Registered Traveler solution. Mr. Thomas served as an executive employee focusing on Registered Traveler operations for Saflink Corporation, a security solutions company, from 2005 to 2007, where he also served as director of strategic alliances and commercial sales from 2003 to 2005. From 2000 to 2003, Mr. Thomas was director of commercial sales for Identix, Inc. (now L1 Identity Solutions, Inc.), an identity solutions company. Mr. Thomas received a B.S. degree from Pennsylvania State University.

Colin C. McLaughlin has served as our Senior Vice President, Aviation and Screening since our formation in March 2007. In this position, Mr. McLaughlin manages our strategic initiatives and airport operations relating to the Registered Traveler program. Mr. McLaughlin served as vice president of the Registered Traveler Solutions group at Saflink Corporation, a security solutions company, from January 2007 to March 2007, where he also served as a senior director and sales manager from 2003 to 2007. From 2001 to 2003, Mr. McLaughlin served as a regional sales manager for Identix, Inc. (now L1 Identity Solutions, Inc.), an identity solutions company. Mr. McLaughlin received a B.S. degree from the University of North Dakota.

Fred P. Fischer has served as our Senior Vice President, Sales, since our formation in March 2007. In this position, Mr. Fischer oversees corporate and strategic sales in connection with our Registered Traveler program. Mr. Fischer served as consultant for Saflink Corporation, a security solutions company, from January 2007 to March 2007. From 2005 to 2006, Mr. Fischer served as Senior Vice President, Strategic Sales for Verified Identity Pass, Inc., a Registered Traveler service provider. From January 2005 to November 2005, Mr. Fischer served as senior account director at SITA, Inc., a global aviation industry technology provider. From 2002 to 2004, Mr. Fischer served as Vice President of Global Sales at World Travel BTI, Inc., a travel services company. From 2002 to 2003, Mr. Fischer served as Vice President of Global Business Travel Sales of American Express Travel Related Services, Inc., a credit card and travel service provider, where he also served as Director of Corporate Card Sales from 1999 to 2002, and technical sales manager from 1996 to 1999. Mr. Fischer is a member of Association of Corporate Travel Executives’ Global Traveler Security committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than

10% holders were complied with, except we believe that (i) Messrs. Fischer and Oyer each filed one late report with respect to one transaction; (ii) each of Soundpost Capital, LP (together with certain persons affiliated with it) and Lyrical Opportunity Partners II LP (together with certain persons affiliated with it) has filed one late report with respect to one transaction; and (iii) Enable Capital Management, LLC, Forum Partners, International RAM Associates, LLC, Melleos Capital Management LLC, and SJXE LLC, each of whom we believe to have been a beneficial holder of at least 10% of our common stock at some time during 2007, have not filed any Section 16(a) forms.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is applicable to all of our directors, employees and officers. These materials are available free of charge by writing to our corporate secretary at 14000 Thunderbolt Place, Building R, Chantilly, Virginia, 20151. Any substantive amendment or waiver of these codes may be made only by the board of directors upon a recommendation of the audit committee, and we intend to disclose any such amendment or waiver on our website at www.flocard.com.

Item 11.	Executive Compensation.

Summary Compensation Table

We were incorporated on March 9, 2007. No compensation was earned by, awarded to or paid to our principal executive officer and our two other most highly compensated executive officers in 2006. The following table sets forth information concerning the compensation earned during the fiscal year ended December 31, 2007 by such officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Glenn L. Argenbright President, Chief Executive Officer and Secretary	2007	$240,000	—	—	$240,000
Luke A. Thomas Executive Vice President, Strategy	2007	150,000	—	—	150,000
Fred Fischer Senior Vice President, Sales	2007	158,700	—	—	158,700

Employment Agreements, Severance Arrangements, Performance-Based Incentives

We have entered into employment agreements with certain of our executive officers. Our employment arrangements with our named executive officers are described below.

Glenn L. Argenbright. Effective November 28, 2007, we entered into an employment agreement with Glenn L. Argenbright, our President, Chief Executive Officer and Secretary. Under his employment agreement, Mr. Argenbright is eligible to receive an annual base salary of $225,000 and incentive compensation based on achievement of targeted goals and objectives. Mr. Argenbright will be reimbursed for reasonable, out-of-pocket business expenses and is eligible for customary benefits generally available to our executive employees, subject to the terms and conditions of our plan documents. Our benefits currently include medical and dental care plans, flexible spending accounts for health and dependent care, a 401(k) plan, paid time off, and life insurance. Mr. Argenbright’s employment is “at will” and may be terminated by Mr. Argenbright or by us at any time, with or without cause. In the event Mr. Argenbright voluntarily resigns without good reason or we terminate him for cause, he will only receive his base salary then in effect and benefits earned and payable as of the date of termination. In the event Mr. Argenbright resigns with good reason or we terminate him without cause, subject to his compliance with the surviving terms of the employment agreement and his execution of a full general release, we must pay him a severance package. The severance package would include: (a) a lump sum amount equivalent to 9 months of his then-effective base salary plus benefits, payable on the next company payday; (b) payment of his COBRA insurance premiums for 9 months; (c) the right to retain his laptop computer and personal digital assistant, subject to his delivery of such devices to us for removal of proprietary information; and (d) 100% acceleration as of the termination date of all of his then-unvested options to acquire shares of our common stock.

Luke A. Thomas. Effective April 1, 2007, we entered into an employment agreement with Luke A. Thomas, our Executive Vice President, Strategy. Under his employment agreement, Mr. Thomas is eligible to receive an annual base salary of $150,000 and incentive compensation based on achievement of targeted goals and objectives. Mr. Thomas will be reimbursed for reasonable, out-of-pocket business expenses and is eligible for customary benefits generally available to our executive employees, subject to the terms and conditions of our plan documents. Our benefits currently include medical and dental care plans, flexible spending accounts for health and dependent care, a 401(k) plan, paid time off, and life insurance. Mr. Thomas’s employment is “at will” and may be terminated by Mr. Thomas or by us at any time, with or without cause. In the event Mr. Thomas voluntarily resigns or we terminate him for cause, he will only receive his base salary then in effect and benefits earned and payable as of the date of termination. In the event we terminate Mr. Thomas without cause, we must provide him 30 days’ advance written notice and, subject to his compliance with the surviving terms of the employment agreement and his execution of a full general release, we must pay him a severance amount equivalent to 6 months of his then-effective base salary plus benefits.

Fred P. Fischer. Effective April 1, 2007, we entered into an employment agreement with Fred P. Fischer, our Senior Vice President, Sales. Under his employment agreement, Mr. Fischer is eligible to receive an annual base salary of $158,700 and incentive compensation based on achievement of targeted goals and objectives. Mr. Fischer will be reimbursed for reasonable, out-of-pocket business expenses and is eligible for customary benefits generally available to our executive employees, subject to the terms and conditions of our plan documents. Our benefits currently include medical and dental care plans, flexible spending accounts for health and dependent care, a 401(k) plan, paid time off, and life insurance. Mr. Fischer’s employment is “at will” and may be terminated by Mr. Fischer or by us at any time, with or without cause. In the event Mr. Fischer voluntarily resigns or we terminate him for cause, he will only receive his base salary then in effect and benefits earned and payable as of the date of termination. In the event we terminate Mr. Fischer without cause, we must provide him 30 days’ advance written notice and, subject to his compliance with the surviving terms of the employment agreement and his execution of a full general release, we must pay him a severance amount equivalent to 4 months of his then-effective base salary plus benefits.

Outstanding Equity Awards at Fiscal Year End

As of the end of our fiscal year ended December 31, 2007, there were no outstanding equity awards.

Compensation of Directors

In 2007, our directors did not receive compensation for their services to us as members of our board of directors. Our board of directors, based on competitive data, determined the cash and equity compensation structure as set forth below to be paid to members of the board of directors and committees of the board of directors who are not employees, effective as of January 1, 2008:

•

each non-employee director receives (i) an annual retainer of $15,000, payable in quarterly installments, (ii) an annual grant of stock purchase rights for our common stock (with a purchase price of $0.01 per share), granted concurrently with our annual meeting, valued at $30,000 based on publicly quoted prices from the preceding trading day, and vesting one year later if the director shall have served on our board until such time, and (iii) $1,000 for each full board or committee meeting attended in person and $500 for each full board or committee meeting attended telephonically;

•	the audit committee chair receives an annual retainer of $10,000, payable in quarterly installments;

•	each non-employee audit committee member other than the chair receives an annual retainer of $5,000, payable in quarterly installments;

•	other committee chairs receive annual retainers of $5,000, payable in quarterly installments;

•	other committee members other than chairs receive annual retainers of $2,500, payable in quarterly installments;

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We currently maintain one compensation plan that provides for the issuance of our common stock to officers and other employees, directors and consultants. This is our 2007 Equity Incentive Plan, which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2007:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	$—	1,300,000	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	1,300,000

(1)	Under the terms of the 2007 Plan, the maximum aggregate number of shares that may be issued under our 2007 Plan shall be cumulatively increased on April 1, 2008, and on each subsequent April 1 through and including April 1, 2017, by a number of shares equal to the smaller of (i) five percent (5%) of the number of shares of common tock issued and outstanding on the immediately preceding March 31 or (ii) an amount determined by our board of directors.

FLO Corporation 2007 Equity Incentive Plan

We have one equity incentive plan, the FLO Corporation 2007 Equity Incentive Plan, or our 2007 Plan. Our 2007 Plan is administered by our compensation committee. The purpose of our 2007 Plan is to advance the interests of FLO Corporation and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability.

Issuance of Awards. The issuance of awards under our 2007 Plan is at the discretion of our board of directors, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other cash-based or stock-based awards to employees and consultants. Our 2007 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the board of directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. Our 2007 Plan authorizes the issuance of up to 1,300,000 shares of our common stock for the foregoing awards. As of December 31, 2007, we had made no awards under our 2007 Plan and 1,300,000 shares were available for future awards under our 2007 Plan. As of December 31, 2007, we had not adopted any performance targets or other goals or objectives that must be met in order to issue awards under our 2007 Plan and we had not yet determined whether we will do so.

Exercise Price for Options. The exercise price per share for a stock option grant must be no less than 100% of the fair market value per share on the date of grant. The exercise price per share for an incentive stock option grant to an employee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of Saflink or any parent or subsidiary, must be no less than 110% of the fair market value per share on the date of grant. For nonstatutory stock option grants, the administrator determines the exercise price per share.

Payment of Exercise Price. Generally, the option exercise price may be paid in cash, by check, by cashless exercise, by net exercise or by tender or attestation of ownership of shares having a fair market value not less than the exercise price and that either (A) have been owned by the optionee for more than six months and not used for another exercise by tender or attestation, or (B) were not acquired, directly or indirectly, from us.

Exercisability and Vesting. At the time an award is granted, the administrator must fix the period within which the award may be exercised and determine any conditions that must be satisfied before the award may be exercised.

Term of Options. The maximum term of an option granted under our 2007 Plan is ten years.

Transferability of Awards. Options are nontransferable by the optionee other than by will or by the laws of descent and distribution and are exercisable during the optionee’s lifetime only by the optionee. Our 2007 Plan also limits the transferability of stock appreciation rights, restricted stock awards, restricted stock units and, prior to payment or settlement, performance awards, cash-based awards and other stock-based awards.

Change in Control. Our 2007 Plan provides that in the event of our merger with or into another corporation, the sale of substantially all of our assets, or the sale or exchange of more than 50% of our voting stock, each outstanding award shall be assumed or an equivalent award substituted by the surviving, continuing, successor or purchasing corporation or a parent thereof. The administrator may also deem an award assumed if the award confers the right to the award-holder to receive, for each share of stock subject to an award immediately prior to the change in control, the consideration that a stockholder is entitled on the effective date of the change in control.

Amendment and Termination. The administrator may at any time amend, suspend or terminate our 2007 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 25, 2008, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of any class of our voting securities;

•	each of our current directors and nominees;

•	each of our current named executive officers; and

•	all current directors and named executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date, such as pursuant to warrants or conversion privileges in connection with our Series A preferred stock. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

For purposes of the columns for common stock and Series A preferred stock, in accordance with rules of the SEC, shares of common stock underlying securities that a person has the right to acquire within 60 days after the measurement date are deemed to be beneficially owned by such person for the purpose of computing the person’s percentage ownership but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. The percentages of common stock on an as-converted basis were calculated assuming that all issued and outstanding shares of our Series A preferred stock have converted into shares our common stock, at a conversion ratio of 1-to-4,000 pursuant to our amended and restated certificate of incorporation, but assuming no exercise of issued and outstanding warrants.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Common Stock						Series A Preferred Stock
Name and Address of Beneficial Owner (1)	Total Outstanding		Shares Underlying Convertible Securities (2)		Total	Percent of Class (3)	Total	Percent of Class (4)
Directors and named executive officers
Glenn L. Argenbright	—		102,905	(5)	102,905	5.0%	18.8536	1.3%
Steven M. Oyer	50,000	(6)	47,636	(7)	97,636	4.8%	3.1422	*
Kevin Mitchell	25,000	(8)	—		25,000	1.3%	—	—
Paul Aaronson	25,000	(8)	—		25,000	1.3%	—	—
Luke A. Thomas	—		—		—	—	—	—
Fred P. Fischer	—		—		—	—	—	—
All directors and executive officers as a group (7 persons)	100,000		150,541		250,541	11.4%	21.9958	1.5%

Beneficial owners of 5%
Cranshire Capital LP (9)	—		217,266		217,266	10.0%	35.6122	2.4%
Crescent Capital (10)	—		217,266		217,266	10.0%	35.6122	2.4%
Entities affiliated with Enable Capital (11)	—		—		—	—	222.2221	14.4%
Forum Partners (12)	—		648,935		648,935	24.9%	81.1168	5.5%
International Ram Associates, LLC (13)	—		603,315		603,315	23.6%	75.4143	5.1%
Entities affiliated with Lyrical Opportunity (14)	—		1,777,776		1,777,776	47.6%	222.2221	15.0%
Melleos Onshore Fund LLC (15)	—		414,879		414,879	17.5%	51.8599	3.5%
Entities affiliated with Soundpost Capital (16)			1,111,108		1,111,108	36.2%	138.8885	9.4%
SXJE LLC (17)	—		2,777,776		2,777,776	58.7%	347.2222	23.4%

*	Less than one percent.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is FLO Corporation, 14000 Thunderbolt Place, Building R, Chantilly, Virginia 20151.
(2)	Represents the aggregate number of shares of our common stock underlying convertible securities, options or warrants convertible or exercisable within 60 days of April 25, 2008.
(3)	Calculated on the basis of 1,955,618 shares of our common stock issued and outstanding as of April 25, 2008, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 25, 2008 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(4)	Calculated on the basis of 1,482.9058 shares of our Series A preferred stock issued and outstanding as of April 25, 2008.
(5)	Includes 75,414 shares of common stock issuable upon conversion of shares of Series A preferred stock and 27,491 shares of common stock issuable upon exercise of warrants.
(6)	Consists of 25,000 shares of common stock and 25,000 shares of restricted stock that will vest in full on February 1, 2009.
(7)	Consists of 12,568 shares of common stock issuable upon conversion of shares of Series A preferred stock, 7,500 shares issuable upon conversion of 12% senior convertible notes and 27,568 shares issuable upon exercise of warrants.
(8)	Consists of restricted stock that will vest in full on February 1, 2009.
(9)	Includes 142,448 shares of common stock issuable upon conversion of Series A preferred stock and 74,818 shares of common stock issuable on exercise of warrants. Downsview Capital, Inc. is the general partner of Cranshire Capital, L.P. Mitchell P. Kopin is the president of Downsview Capital, Inc. and, as such, has voting and investment power. Downsview Capital, Inc. and Mr. Kopin disclaim beneficial ownership of such securities. The address of this stockholder is 3100 Dundee Road, Suite 703, Northbrook, IL 60062.
(10)	Includes 142,448 shares of common stock issuable upon conversion of Series A preferred stock and 74,818 shares of common stock issuable upon exercise of warrants. Cantara (Switzerland) SA is the investment advisor to Crescent International Ltd. Maxi Brezzi and Bachir Taleb-Ibrahimi are managers of Cantara (Switzerland) SA, and as such have authority to vote and dispose of the securities held by Crescent International Ltd. Messrs. Brezzi and Taleb-Ibrahimi disclaim beneficial ownership of such securities. The address of this stockholder is 84 Avenue Louis-Casai, CH-1216, Cointrin/Geneva, Switzerland.
(11)	Mitch Levine is the managing partner of Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”) and Pierce Diversified Strategy Master Fund LLC, Ena (“PDSMF”) and, as such, has voting and investment power with respect to these securities. EGP, EOP and PDSMF are affiliated with Enable Capital, LLC, a registered broker-dealer. EGP, EOP and PDSMF have indicated to us that each acquired the securities in the ordinary course of business and, at the time of acquisition, did not have any plans or proposals, directly or with another person, to distribute the securities. The address for these stockholders is One Ferry Building, Suite 255, San Francisco, CA 94111.
(12)	Includes 324,467 shares of common stock issuable upon conversion of Series A preferred stock and 324,468 shares of common stock issuable upon exercise of warrants. Arnold Mullen is the managing partner of Forum Partners and, as such, has voting and investment power. The address of this stockholder is 3801 PGA Boulevard Street, 910, Palm Beach Gardens, FL 33410.
(13)	Includes 301,657 shares of common stock issuable upon conversion of Series A preferred stock and 301,658 shares of common stock issuable upon exercise of warrants. Chris Mashburn is president and chief executive officer of International RAM Associates, LLC and, by virtue of his positions, may be deemed to beneficially own such shares. Mr. Mashburn disclaims beneficial ownership of such shares. The address of this stockholder is 11044 Research Boulevard, Suite D-200, Austin, TX 78759.
(14)	Includes 462,622 shares of common stock issuable upon conversion of Series A preferred stock and 462,622 shares of common stock issuable upon exercise of warrants held by Lyrical Opportunity Partners II LP and 426,266 shares of common stock issuable upon conversion of Series A preferred stock and 426,266 shares of common stock issuable upon exercise of warrants held by Lyrical Opportunity Partners II Ltd. Jeffrey Keswin is managing member of the general partner of the general partner of Lyrical Opportunity Partners II LP, and is managing member of the general partner of Lyrical Opportunity Partners II Ltd, and therefore has voting and investment power with respect to these securities. The address of these stockholders is 405 Park Avenue, 6th Floor, New York, NY 10022.
(15)	Includes 207,439 shares of common stock issuable upon conversion of Series A preferred stock and 207,440 shares of common stock issuable upon exercise of warrants. Melleos Capital Management LLC (“MCM”) is the managing member of Melleos Onshore Fund LLC. Kevin E. Melly, as managing member of MOF, has voting and investment power with respect to these securities. The address of this stockholder is 10 East 40th Street, Suite 3601, New York, NY 10016.
(16)	Includes 97,414 shares of common stock issuable upon conversion of Series A preferred stock and 97,414 shares of common stock issuable upon exercise of warrants held by HFR HE Soundpost Master Trust (“HFR”), 219,756 shares of common stock issuable upon conversion of Series A preferred stock and 219,756 shares of common stock issuable upon exercise of warrants held by Soundpost Capital Offshore, Ltd. (“SCO”), and 238,384 shares of common stock issuable upon conversion of Series A preferred stock and 238,384 shares of common stock issuable upon exercise of warrants held by Soundpost Capital, LP (“SC”). Soundpost Partners, LP (“SPLP”) is the trading manager of HFR and investment manager of SCO and SC. Jaime Lester is the investment manager of HFR, the managing member of SCO and SC, and the general partner of SPLP. As such, Mr. Lester has voting and investment power with respect to these securities. The address of HFR is 10 S. Riverside Plaza, Suite 700, Chicago, IL 60606, and the address of Jaime Lester, SCO and SC is 405 Park Avenue, 6th Floor, New York, NY 10022.

(17)	Includes 1,388,888 shares of common stock issuable upon conversion of Series A preferred stock and 1,388,888 shares of common stock issuable upon exercise of warrants. Sam Eyde, as managing member of SXJE LLC, has voting and investment power with respect to these securities. The address of this stockholder is 2800 Bryon Circle, Lansing, MI 48912.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This summary of certain agreements we have entered into with our stockholders does not purport to be complete and is qualified in its entirety by reference to the respective agreements, a copy of each of which is filed or incorporated by reference as an exhibit to this report. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of these types.

12% Convertible Note Financing

On April 2, 2008, we completed an initial closing of a private placement to accredited investors of 12% senior convertible notes. The purchasers in the initial closing included Mr. Argenbright, who is our president, chief executive officer, secretary and a director, and Steven M. Oyer, who is a director.

The notes we issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010. In connection with the initial closing, we also issued warrants to purchase up to 1,590,511 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase up to 1,590,511 shares of our common stock at an exercise price of $0.60 per share. The warrants are exercisable for a period of five years or, in the case of the $0.60 warrants, the earlier of five years or nine months after the date that a registration statement covering the resale of the underlying shares under the Securities Act of 1933 is declared effective by the SEC.

Interest on the notes is payable quarterly commencing on July 1, 2008. We may pay interest in cash or additional notes, at our discretion. Upon an event of default, we have agreed to pay to the holder, in cash on demand, interest at 15% per annum on the outstanding principal balance from the date of such event of default until it is cured. In addition, upon an event of default, a holder of a note may declare due and payable the entire unpaid principal balance and all accrued and unpaid interest or demand that such amount be converted into shares of common stock at the conversion rate then in effect. The notes contain standard events of default and remedies, including acceleration, as well as a 110% prepayment obligation in the event of certain major transactions. If we fail to comply with a proper conversion demand, we may be required to pay monetary damages to the holder. Under certain limited circumstances, we may be required to prepay the notes in cash at the greater of 125% of principal or (if conversion is unavailable) a market-based conversion value, plus any other amounts due.

Holders may convert their notes into shares of our common stock at any time at the conversion rate then in effect. The notes will automatically convert into shares of our common stock at the conversion rate then in effect on the first date after October 3, 2010 on which the closing price of our common stock has exceeded $3.00 for twenty consecutive trading days. The initial conversion rate is $1.00, subject to customary adjustments for stock splits, dividends, reclassifications, reorganizations, mergers and similar transactions. In general, if we issue additional securities linked to our common stock for a price per share of such common stock below the then applicable conversion rate, the conversion rate will be reduced to such price, except that any such reductions in the conversion rate will be made on a volume weighted average basis for any such issuances we make after we raise an additional $10 million in an equity or equity-linked financing with a price of at least $1.00 per share. If the 20-day volume weighted-average price per share at which our common stock is traded or quoted on the first anniversary of the date of issuance of the notes is less than the then applicable conversion rate, the conversion rate will be reset to the greater of $0.50 or such weighted-average price.

In connection with the initial closing of the financing, we entered into exchange agreements with certain holders of shares of our Series A preferred stock who purchased notes in an amount at least equal to 30% of the stated value of such holder’s shares of Series A preferred stock. Pursuant to the exchange agreements, we agreed (1) to exchange each such holder’s shares of Series A preferred stock (together with the dividends accrued thereon) for shares of our Series B preferred stock, (2) to issue each such holder warrants to purchase a number of shares of our common stock equal to the whole dollar amount of the stated value of such holder’s shares of Series A preferred stock plus such accrued dividends at an exercise price of $0.60 per share, and (3) to amend each such holder’s Series A-1 warrants and Series A-2 warrants to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively. The warrants are exercisable for a period of five years or, in the case of the $0.60 warrants, the earlier of five years or nine months after the date that a registration statement covering the resale of the underlying shares under the Securities Act of 1933 is declared effective by the SEC.

Registration Rights Agreements

In connection with our Series A preferred stock financing, we entered into, and have amended, a registration rights agreement with certain of our stockholders. Parties to the agreement include Glenn L. Argenbright, who is our President, Chief Executive Officer and Secretary and a member of our board of directors, Steven M. Oyer, who is a member of our board of directors, and other investors in our Series A preferred stock financing who are or were beneficial owners of more than 5% of a class of our voting securities, including Saflink Corporation (now known as IdentiPHI, Inc.), Enable Growth Partners LP, Enable Opportunity Partners LP, Lyrical Opportunity Partners II LP, Lyrical Opportunity Partners II Ltd, Melleos Onshore Fund LLC, Forum Partners, International RAM, Cranshire Capital LP, Crescent Capital, London Family Trust, Robert S. London, Trustee, Nite Capital, Mary Farrell, Pierce Diversified Master Fund LLC ENA, Soundpost Capital Offshore, Ltd., Soundpost Capital, LP, Soundpost Master Trust, SXJE LLC and ViewTrade Securities, Inc. Under the agreement, we agreed to file with the SEC a registration statement to register our common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, on or before October 5, 2007. We agreed to use commercially reasonable efforts to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon conversion of our Series A preferred stock and upon the exercise of the Series A-1 warrants and the Series A-2 warrants and to keep this registration statement continuously effective for up to three years after the effective date.

In connection with our 12% senior convertible note financing, we entered into a registration rights agreement with the purchasers of those notes. Parties to the agreement include Messrs. Argenbright and Oyer. Under the agreement, we agreed to file with the SEC, within 45 days from the issuance of the notes, a registration statement covering the resale of the shares of common stock issuable upon the exercise of the warrants issued together with the notes and to use our commercially reasonable efforts to keep this registration statement continuously effective for up to five years after the date the notes were issued.

Asset Purchase

On April 16, 2007, we purchased all of the assets of Saflink and assumed certain liabilities related to its Registered Traveler business. We paid $6.3 million for the assets by issuing Saflink a promissory note that accrues interest at 8% per annum and is due April 16, 2008. On August 24, 2007, we paid Saflink the remaining principal balance of the promissory note through a combination of cash and the cancellation of approximately $1.9 million of outstanding Saflink debt that had been assigned to us. At the time of the asset purchase, Saflink owned all of our issued and outstanding shares of common stock. IdentiPHI, Inc. (formerly Saflink) no longer owns any of our capital stock.

Promissory Note Issued by Saflink to Glenn L. Argenbright

In connection with Saflink’s severance agreement with Mr. Argenbright, Saflink issued Mr. Argenbright a promissory note for $140,000 accruing interest at 8% per annum and due and payable in four equal quarterly installments, with the first such installment due April 1, 2008. Mr. Argenbright participated in our April 2007 issuance of approximately $3.5 million in aggregate convertible promissory notes, which automatically converted into our Series A preferred stock in connection with our Series A preferred stock financings in July and August of 2007. In consideration for $150,000 in convertible notes in that offering, Mr. Argenbright paid us $10,000 in cash and assigned us the $140,000 note issued to him by Saflink, which at the time of the transaction owned all of our issued and outstanding common stock. We cancelled the $140,000 note in exchange for a dollar-for-dollar reduction in the principal amount of debt we owed to Saflink. We believe that the terms and conditions of the note were reasonable and customary for a transaction of this type.

Software Development Agreement

On May 29, 2007, we entered into a software development agreement with International RAM. Chris Mashburn, a former director, serves as Chief Executive Officer and President of International RAM. Under the agreement, International RAM agreed to develop technical designs for and use its best efforts to complete our facility server application, authentication application and related software, components and code. We will own all materials, software, tools, data, inventions, works of authorship and other innovations that International RAM may develop in the course of performing its services to us, and we acquired certain licenses of International RAM’s prior intellectual property. During the term of the agreement, International RAM employees assigned to the project may not perform services or provide material or information to any of our competitors. We will pay hourly fees according to a fee schedule to International RAM, reimburse its approved out-of-pocket expenses, and pay taxes in connection with the services its provides. We have paid $300,000 to International RAM as a deposit against the costs and fees that accrue under the agreement, which we expect will be the total dollar value of the transaction. We may terminate the agreement for any reason upon 30-days written notice, and either party may terminate the agreement immediately in the event of a material breach.

Consulting Agreement

On June 8, 2007, we entered into a consulting agreement with Business Travel Coalition, Inc., or BTC. Kevin M. Mitchell, a member of our board of directors, serves as chairman of BTC. Under the agreement, BTC agreed to provide marketing, communications, industry advisory, and strategic consulting services to us. During the consulting period, we will pay a monthly fee of $20,000 to BTC and reimburse its approved out-of-pocket expenses. We expect that the dollar value involved in the transaction, assuming the agreement continues through its term, will be approximately $720,000. The agreement will continue until February 28, 2010 unless earlier terminated. Either party may terminate the agreement for any reason upon 60-days written notice or immediately upon the other party’s uncured material breach.

Director Independence

Under Rule 4200 of the NASDAQ Stock Market, an “independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director is not independent under this standard if the director is, or at any time during the past three years was, employed by the company, or if the director is an executive officer of any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, subject to certain exclusions.

Under Rule 4200 of the NASDAQ Stock Market, Paul R. Aaronson is considered independent. Glenn L. Argenbright is not considered independent because he is an executive officer of FLO. Steven M. Oyer is not considered independent because of transactions in property or services between us and IdentiPHI, where he serves as an executive officer. Kevin M. Mitchell is not considered independent because of transactions in property or services between us and BTC, where he serves as an executive officer.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2007, by BDO Seidman, LLP, our independent auditors:

Fiscal 2007
Audit Fees (1)	$196,021
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements, including fees incurred related to our registration statement of Form 10-SB.

Our audit committee’s policy is to pre-approve in advance all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Authorization is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. Our board of directors approved all audit and non-audit services provided by our independent auditors in connection with the audit of our 2007 financial statements.

Our board of directors has considered the role of BDO Seidman, LLP in providing tax and other non-audit services to us and has concluded that such services are compatible with BDO Seidman’s independence as our auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10	Summary of Director Compensation Arrangement (included in Part III, Item 11 of this report)*	X

14	Code of Business Conduct and Ethics	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2008

FLO CORPORATION

By:	/s/ GLENN L. ARGENBRIGHT
Glenn L. Argenbright President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GLENN L. ARGENBRIGHT	President, Chief Executive Officer and Secretary	April 29, 2008
Glenn L. Argenbright	(Principal Executive, Financial and Accounting Officer)

*	Director	April 29, 2008
Steven M. Oyer

* Kevin M. Mitchell	Director	April 29, 2008

* Paul R. Aaronson	Director	April 29, 2008

*By:	/S/ GLENN L. ARGENBRIGHT
Glenn L. Argenbright Attorney-in-Fact