Form 10-Q
period 2008-03-31
FLO Corp
filed 2008-05-20
CIK 1399215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-52851

FLO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8651669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Thunderbolt Place, Building R, Chantilly, Virginia 20151

(Address of principal executive offices and zip code)

(724) 925-8383

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 1,955,618 shares of the registrant’s common stock outstanding as of May 15, 2008.

FLO Corporation

FORM 10-Q

For the Quarter Ended March 31, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FLO CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20	$530
Prepaid expenses and other current assets	1,370	1,784

Total current assets	1,390	2,314
Furniture and equipment, net of accumulated depreciation of $35 and $28 as of March 31, 2008, and December 31, 2007, respectively	53	59
Other long term assets	104	—

Total assets	$1,547	$2,373

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,482	$1,171
Accrued expenses	482	413
Deferred revenue	6	—
Dividend payable	706	423

Total current liabilities	2,676	2,007

Total liabilities	2,676	2,007
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized—15,000,000 shares Series A—Liquidation preference of $14,052 and $13,782 as of March 31, 2008 and December 31, 2007, respectively; Cumulative dividend of 8% per year; Issued—1,483 shares	—	—
Common stock, $0.001 par value:
Authorized—100,000,000 shares Issued—1,955,618 and 1,793,118 shares	2	2
Additional paid-in capital	15,948	15,857
Accumulated deficit	(17,079)	(15,493)

Total stockholders’ equity (deficit)	(1,129)	366

Total liabilities and stockholders’ equity (deficit)	$1,547	$2,373

See accompanying notes to unaudited condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF EXPENSES

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		From Inception (June 1, 2005) through March 31, 2008
	2008	2007
Operating expenses:
Product development	$313	$103	$2,480
Sales, general and administrative	993	1,046	7,863

Total operating expenses	1,306	1,149	10,343

Operating loss	(1,306)	(1,149)	(10,343)
Interest expense	—	—	(690)
Other income, net	3	—	87

Net loss	(1,303)	(1,149)	(10,946)

Preferred stock dividend	283	—	706
Deemed dividend for beneficial conversion feature of preferred stock	—	—	3,721

Net loss attributable to common stock holders	$(1,586)	$(1,149)	$(15,373)

Pro forma weighted average basic and diluted net loss per common share	$(0.71)	$(0.64)	$(6.07)
Pro forma weighted average basic and diluted net loss per common share attributable to common stockholders	$(0.86)	$(0.64)	$(8.52)
Pro forma weighted average number of common shares outstanding	1,847	1,793	1,804

See accompanying notes to unaudited condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,		From Inception (June 1, 2005) through March 31, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(1,303)	$(1,149)	$(10,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	91	—	91
Depreciation and amortization	7	3	37
Non-cash interest expense	—	—	437
Impairment loss on furniture and equipment	—	—	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	414	—	(1,370)
Accounts payable	311	13	1,482
Accrued expenses	(35)	24	301
Deferred Revenue	6	—	6

Net cash used in operating activities	(509)	(1,109)	(9,949)
Cash flows from investing activities:
Purchase of furniture and equipment	(1)	—	(103)

Net cash provided by investing activities	(1)	—	(103)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	1,543
Proceeds from issuance of Series A preferred stock	—	—	8,292
Payments on note payable to related party	—	—	(4,357)
Investment from parent company	—	1,109	4,594

Net cash provided by financing activities	—	1,109	10,072

Net increase (decrease) in cash and cash equivalents	(510)	—	20
Cash and cash equivalents at beginning of period	530	—	—

Cash and cash equivalents at end of period	$20	$—	$20

Supplemental disclosure of cash flow information:
Issuance of convertible promissory notes for assignment of debt	$—		$1,777
Convertible promissory notes principal and interest converted into equity	—		3,642
Issuance of Series A preferred stock for assignment of convertible debt	—		166
Preferred stock dividend	283		706
Assigned debt cancelled and applied against $6.3 million note payable to related party	—		1,943
Reclassification of unamortized debt discount to equity upon conversion of promissory notes into equity	—		(140)

See accompanying notes to unaudited condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

FLO Corporation (the “Company”) is a development stage entity that offers a comprehensive solution for the Registered Traveler program, which is administered by the U.S. Transportation Security Administration, (“TSA”). The Registered Traveler program is designed to identify air passengers who pose a minimal security risk and then to provide those passengers with access to faster and simpler processing at airport security checkpoints.

The Company has designed its solution to provide Registered Traveler program enrollment services using enrollment stations, credentialing of TSA-approved registered travelers through the issuance of a proprietary smart card, and registered traveler authentication services at security checkpoints using authentication kiosks. On May 8, 2008, the Company completed its acquisition of certain assets related to the Registered Traveler business of Unisys Corporation, operating under the name “rtGO” (see Note 11, “Subsequent Events”). The Company intends to fully integrate the rtGO solution into its Registered Traveler offering and will issue smart cards to registered travelers that are designed to be both secure and inter-operable with Registered Traveler authentication stations deployed by other TSA-approved service providers. As a result, registered travelers who enroll with the Company would be able to use the Company’s smart cards at any airport participating in the Registered Traveler program. In addition, the Company expects to add other benefits to its smart card, such as payment functionality for debit, credit and stored-value transactions.

The Company was incorporated in the State of Delaware on March 9, 2007, as a wholly-owned subsidiary of Saflink Corporation (now known as IdentiPHI, Inc.), to focus solely on providing solutions for the Registered Traveler program. On April 16, 2007, the Company acquired all of Saflink’s Registered Traveler assets and certain liabilities related to its Registered Traveler business. The Company maintains its headquarters in Chantilly, Virginia and its website is http://www.flocard.com.

Condensed Financial Statements

In the opinion of management, the accompanying condensed balance sheets and related condensed statements of expenses and cash flows of the Company, present unaudited interim financial information that include all adjustments, consisting only of normally recurring items, necessary for their fair presentation in conformity with principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The Company’s interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 and as amended on April 16, 2008.

2. Liquidity and Capital Resources

These financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed below, the Company has recorded recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has not generated net income from operations. The Company has accumulated net losses of approximately $17.1 million from its inception through March 31, 2008, and has continued to accumulate net losses since March 31, 2008. During the period when the Company operated as a division and wholly-owned subsidiary of Saflink Corporation, the Company’s operations were financed through contributed capital from Saflink Corporation. The Company has historically been financed through a combination of its convertible promissory notes and preferred stock issuances. The Company financed operations during the three months ended March 31, 2008 primarily from existing cash and cash equivalents and its working capital as of December 31, 2007.

On April 3, 2008, the Company completed an initial closing of a private placement to accredited investors of 12% senior convertible notes. The notes the Company issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010. On May 8, 2008, the Company completed a subsequent closing of the private placement, for approximately $5.5 million in principal amount of the notes with a maturity date of May 8, 2010, and amended certain terms in the initial April 3, 2008 closing. The aggregate principal amount of the notes issued in these closings was approximately $7.1 million. The interest on the notes is payable quarterly, beginning July 1, 2008 and may be paid in cash or additional notes at the Company’s discretion. The notes contain standard events of default and remedies, including acceleration, as well as a 110% prepayment obligation in the event of certain major transactions.

Additional terms associated with the issuance of the 12% senior convertible notes are described in Note 11, Subsequent Events.

As a result of the capital raised from the April 3, 2008 and May 8, 2008 issuance of convertible notes, expected future revenue generated from operations and further efficiencies and cost controls, the Company believes it has sufficient funds to continue operations at current levels through the end of 2008. The Company currently does not have a credit line or other borrowing facility to fund its operations. To continue its current level of operations beyond December 31, 2008, it is expected that the Company will rely primarily on growth in the revenues generated from the sale of its registered traveler smart cards. If the Company is unable to generate sufficient cash flow from operations, it will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

Additional financing sources may not be available when and if needed by the Company and will depend on many factors, including but not limited to:

•	the ability to extend terms received from vendors;

•	the market acceptance of its products and services;

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the marketplace;

•	actions taken by the TSA and other regulatory agencies;

•	competitors’ responses to the Company’s products and services;

•	relationships with partners, suppliers and customers;

•	projected capital expenditures; and

•	a downturn in the economy.

If the Company were unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, or discontinue operations.

3. Summary of Significant Accounting Policies

Operating Expenses

Certain operating expenses during 2007 consist of specifically identified product development, sales, general and administrative and associated legal, consulting, payroll and other expenses for Saflink Corporation’s Registered Traveler Solutions Group. In addition, operating expenses include an allocation of Saflink Corporation occupancy and indirect general and administrative expenses.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including disclosing the fair values of derivative instruments and their gains and losses in a tabular format to provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect of SFAS 161 on its results of operations and financial position.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For purposes of FSP FAS 157-2, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of FASB Statement No. 157. FSP FAS 157-2 defers the effective date for items within its scope to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect of SFAS 157 and related pronouncements on its results of operations and financial position.

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements, (see further discussion of SFAS 157 below) to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measurement at fair value under FASB Statement No. 141 (R) (see further discussion of SFAS 141(R) below). FSP FAS 157-1 is effective date with an entity’s initial adoption of SFAS 157.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 will change the current accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. As the Company currently has no noncontrolling interests, it does not expect the adoption of SFAS 160 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. FSP FAS 157-2 postpones the effective date for items within its scope to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect of items covered under FSP FAS 157-2 and related pronouncements on its results of operations and financial position. The Company’s adoption of the remaining provisions of SFAS 157 during the first quarter of 2008, did not have a material impact on the Company’s financial condition or results of operations.

4. Stock-Based Compensation

On July 13, 2007, the Company’s stockholders approved the FLO Corporation 2007 Equity Incentive Plan (the “2007 Plan”). The Company maintains the plan for the purpose of advancing the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2007 Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash-based and other stock-based awards and non-employee director awards.

As of March 31, 2008, there were 1,137,500 shares available for issuance under the 2007 Plan. The 2007 Plan also provides for annual increases in the number of shares available for issuance subject to a formula based on the total number of outstanding shares on each anniversary date, other amounts determined by the board of directors or changes in the capital structure of the Company.

Determining Fair Value

The Company uses the fair value recognition provisions of SFAS No. 123R, Share Based Payment, which requires all share-based payments to employees and others to be recognized in the financial statements as compensation expense, based on the fair value on the date of grant, and recognized from the date of grant over the applicable vesting period.

Stock Options — The Company had not previously granted any stock option awards and did not grant any stock options during the three months ended March 31, 2008.

Stock Purchase Rights — On February 1, 2008, the Board of Directors approved grants of stock purchase rights to its non-employee directors and certain other non-employee persons performing services for the Company. Certain awards became fully vested with the exercise of the stock purchase rights on March 1, 2008. The compensation expense was recognized for the vested awards at fair value at the date of the grant, totaling $91,000.

5. Capital Stock

Activity in the Company’s capital accounts for the three months ended March 31, 2008 was as follows:

	3 Months Ended March 31, 2008
	Common Shares Outstanding	Common Stock	Additional Paid In Capital
	(In thousands)
Balance, December 31, 2007	1,793	$2	15,857
Stock based compensation	163	—	91

Balance, March 31, 2008	1,956	$2	$15,948

6. Stockholders’ Equity

Stock Purchase Rights Issuance

On March 1, 2008, the Company issued 162,500 restricted shares of its common stock to non-employee directors and other non-employee persons performing services for the Company. A total of 56,250 shares vested immediately upon the issuance of these shares. This resulted in a de minimis increase to Common Stock, and $91,000 of Additional Paid-in Capital.

Series A Preferred Stock Cumulative Dividend

Holders of the Company’s Series A preferred stock are entitled to receive dividends at an annual rate of 8% of the original issue price, which was $9,000 per share. Dividends are payable on the 15th of each June, are cumulative whether or not they are declared, and compound (if not paid within five days of the required payment date) on June 15th of each year. The Company may pay the dividends on its Series A preferred stock either in cash or in shares of its common stock, at the Company’s option (subject to certain conditions), based on the market value of its common stock at the time the dividend becomes payable. During the three months ended March 31, 2008, $283,000 was accrued for the dividend earned on these outstanding shares.

7. Pro Forma Net Loss Per Share

On March 20, 2007, the Company issued 100 shares of its common stock to Saflink Corporation (now known as IdentiPHI, Inc.) for $1.00. On July 3, 2007, the Company conducted a 1,793,118-for-100 stock split pursuant to which it issued 1,793,118 shares of its common stock to Saflink Corporation. As of March 31, 2008, the Company issued an additional 162,500 shares of common stock in connection with the award of restricted stock. The pro forma net loss per common share data for the period ending March 31, 2007 is computed assuming the 1,793,118 shares of common stock were issued on the first day of that period. The basic net loss per common share for the period ending March 31, 2008, is computed on the basis of the actual weighted average number of common shares outstanding for the period. Following the issuance of the shares of restricted stock, the weighted average common shares outstanding was 1,846,689.

Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding preferred stock and common stock warrants. As the Company had a net loss in all of the periods presented, basic and diluted net loss per common share are the same. All potentially dilutive securities were excluded from the calculation of diluted net loss per share as their effect was anti-dilutive.

8. Comprehensive Loss

For the three months ended March 31, 2008, and 2007, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

9. Segment Information

In accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. The Company’s management and chief operating decision-makers review financial information on a consolidated basis and, therefore, the Company operated as single segment for all periods presented.

10. Provision for Income Taxes

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

In July 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold of more-likely-than-not and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. As of March 31, 2008, FLO Corporation is open to audit under the statute of limitations by the Internal Revenue Service and State Taxing Authorities for all of the years since incorporation and full valuation allowances have been taken on all deferred tax assets. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the accounting provisions of FIN 48 as of the date of its incorporation.

For the three months ended March 31, 2008, the Company, as a development stage enterprise, has continued to incur losses from operations. As a result, the effective tax rate for the first quarter of 2008 was 0%. This amount differs from the U.S. federal statutory income tax rate of 34% as a result of the full valuation allowance provided against the expected income tax benefits that arise from the net operating loss carryforwards generated since incorporation. The Company has determined that it is more likely than not that it will not be able to fully utilize the tax benefits derived from the initial net operating loss carryforwards, and it has recorded a full valuation allowance against these assets. This assessment is based on an analysis of historical and prospective earnings that will allow the Company to utilize the deferred tax asset. This non-cash charge does not limit the Company’s ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. A change in ownership, as defined by the current income tax code, could limit the use of the net operating loss carryforwards in future periods.

11. Subsequent Events

Acquisition of Unisys rtGO Registered Traveler Solution

On May 8, 2008, the Company completed its acquisition of certain assets related to the Registered Traveler business of Unisys Corporation, operating under the name “rtGO,” in exchange for $4.25 million in cash and a promissory note with a principal amount of $1.0 million. The Company had previously remitted to Unisys Corporation cash deposits in an aggregate amount of $2.2 million, all of which was applied to the total purchase price of $5.25 million. The assets that were acquired were limited to enrollment and verification kiosks and related equipment, intellectual property, prepaid memberships, the designation and certification of Unisys’s Registered Traveler technology under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 and certain material contracts used in Unisys’s rtGO Registered Traveler business. The Company did not acquire any liabilities, physical facilities, employees, sales force or other attributes of the Unisys registered traveler business. The promissory note bears interest at 12% per annum and is due August 8, 2009. Upon an event of default under the note, the Company would be required to pay to the holder, in cash on demand, interest at 18% per annum on the outstanding principal balance from the date of such event of default until it is cured. In addition, upon an event of default, the holder would have the right to declare due and payable the entire unpaid principal balance and all accrued and unpaid interest.

Convertible Note Financing

On April 3, 2008, the Company completed an initial closing of a private placement to accredited investors of 12% senior convertible notes. The notes the Company issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010. On May 8, 2008, the Company completed a subsequent closing of the private placement, for approximately $5.5 million in principal amount of the notes with a maturity date of May 8, 2010, and amended certain terms in the initial April 3, 2008 closing. The aggregate principal amount of the notes issued in these closings was approximately $7.1 million. In connection with the closings, the Company also issued to investors warrants to purchase up to 8,842,384 shares of common stock at an exercise price of $0.75 per share and warrants to purchase up to

7,073,911 million shares of common stock at an exercise price of $0.60 per share. The warrants are exercisable for a period of five years or, in the case of the $0.60 warrants, the earlier of five years or nine months after the date that a registration statement covering the resale of the underlying shares under the Securities Act of 1933 is declared effective by the SEC.

Interest on the notes is payable quarterly commencing on July 1, 2008. The interest may be paid in cash or additional notes, at the Company’s discretion. Upon an event of default, the holder is entitled to interest at 15% per annum on the outstanding principal balance from the date of such event of default until it is cured, in cash on demand. In addition, upon an event of default, a holder of a note may declare due and payable the entire unpaid principal balance and all accrued and unpaid interest or demand that such amount be converted into shares of common stock at the conversion rate then in effect. The notes contain standard events of default and remedies, including acceleration, as well as a 110% prepayment obligation in the event of certain major transactions. If the Company fails to comply with a proper conversion demand, it may be required to pay monetary damages to the holder. Under certain limited circumstances, it may be required to prepay the notes in cash at the greater of 125% of principal or (if conversion is unavailable) a market-based conversion value, plus any other amounts due.

Holders may elect to convert their notes into shares of common stock at any time at the conversion rate then in effect. The notes will automatically convert into shares of common stock at the conversion rate then in effect on the first date after November 8, 2010 on which the closing price of the common stock has exceeded $3.00 for twenty consecutive trading days. The initial conversion rate is $0.80, subject to customary adjustments for stock splits, dividends, reclassifications, reorganizations, mergers and similar transactions. In general, if the Company issues additional securities linked to its common stock for a price per share of such common stock below the then applicable conversion rate, the conversion rate will be reduced to such price, except that any such reductions in the conversion rate will be made on a volume weighted-average basis for any such issuances made after an additional $10.0 million is raised in an equity or equity-linked financing with a price of at least $0.80 per share. If the 20-day volume weighted-average price per share at which the common stock is traded or quoted on the first anniversary of the date of issuance of the notes is less than the then applicable conversion rate, the conversion rate will be reset to the greater of $0.50 or such weighted-average price.

In connection with the closing, the Company entered into exchange agreements with certain holders of shares of the Company’s Series A preferred stock who purchased notes in an amount at least equal to 30% of the stated value of such holder’s shares of Series A preferred stock. Pursuant to the exchange agreements, the Company agreed (1) to exchange each such holder’s shares of Series A preferred stock (together with the dividends accrued thereon) for shares of the Company’s newly-designated Series B preferred stock, (2) to issue each such holder warrants to purchase a number of shares of common stock equal to the whole dollar amount of the stated value of such holder’s shares of Series A preferred stock plus such accrued dividends at an exercise price of $0.60 per share, and (3) to amend each such holder’s Series A-1 warrants and Series A-2 warrants to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively. The warrants are exercisable for a period of five years or, in the case of the $0.60 warrants, the earlier of five years or nine months after the date that a registration statement covering the resale of the underlying shares under the Securities Act of 1933 is declared effective by the SEC. The remaining holders of the Company’s Series A preferred stock, who did not purchase the convertible notes, will receive common stock in exchange for their outstanding shares of Series A preferred stock (together with the dividends accrued thereon), at an exchange rate of $0.80 per share of common stock, and warrants to purchase a number of shares of common stock equal to the whole dollar amount of the stated value of such holder’s shares of Series A preferred stock plus such accrued dividends at an exercise price of $0.60 per share. In addition, the Company will amend each such holder’s Series A-1 warrants and Series A-2 warrants to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively. The exchange will occur in conjunction with the final closing of the 12% senior convertible note financing.

In connection with the convertible note financing, the Company paid the placement agents an aggregate cash fee of approximately $750,000 and issued warrants to purchase an aggregate of 2,475,867 shares of common stock. In addition, the Company agreed to pay the placement agents a cash fee equal to 5% of the gross proceeds the Company receives upon cash exercises of the warrants issued to investors in the financing, in each case excluding funds received from, or securities issued or issuable to, certain purchasers.

In connection with the convertible note financing, the Company entered into a registration rights agreement pursuant to which it agreed to file with the SEC, within 45 days of closing, a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants issued in the financing. The Company is currently evaluating the impact of the convertible note financing on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed financial statements and accompanying notes included in this document and our 2007 audited financial statements and notes thereto included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2008, as amended on April 16, 2008.

This quarterly report on Form 10-Q contains statements and information about management’s view of our future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the section of this quarterly report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in Item 1A of Part II entitled “Risk Factors.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2007, as amended.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “FLO” refer to FLO Corporation, a Delaware corporation, and its subsidiaries.

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

Recent Developments

Acquisition of rtGO Registered Traveler Solution

On May 8, 2008, we completed our acquisition of certain assets related to the Registered Traveler business of Unisys Corporation, or Unisys, operating under the name “rtGO” in exchange for $4.25 million in cash and a promissory note, due August 8, 2009, with a principal amount of $1.0 million, accruing interest at an annual rate of 12%. The cash payment of $4.25 million included $2.2 million in cash deposits we previously remitted to Unisys in connection with amendments to the asset purchase agreement. The acquisition included our assumption of Unisys’s agreement to be a Registered Traveler service provider at Reno/Tahoe International Airport (RNO). The completion of this transaction did not affect our existing teaming agreements with Unisys in connection with future proposals to various airports for the design and implementation of a Registered Traveler program. We will begin the process of integrating Unisys’s rtGO Registered Traveler solution with our current business during the second quarter of 2008.

Convertible Note Financing

On April 3, 2008, we completed an initial closing of a private placement to accredited investors of 12% senior convertible notes. The notes we issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010. On May 8, 2008, we completed a subsequent closing of the private placement, for approximately $5.5 million in principal amount of the notes with a maturity date of May 8, 2010, and amended certain terms in the initial April 3, 2008 closing. The aggregate principal amount of the notes issued in these closings was approximately $7.1 million. In connection with the financing, we also issued to investors warrants to purchase up to 8,842,384 million shares of our common stock at an exercise price of $0.75 per share and warrants to purchase up to 7,073,911 million shares of our common stock at an exercise price of $0.60 per share. The warrants are exercisable for a period of five years or, in the case of the $0.60 warrants, the earlier of five years or nine months after the date that a registration statement covering the resale of the underlying shares under the Securities Act of 1933 is declared effective by the SEC.

In connection with the convertible note financing, we paid the placement agents an aggregate cash fee of approximately $750,000 and issued warrants to purchase an aggregate of 2,475,867 shares of common stock. In addition, we agreed to pay the placement agents a cash fee equal to 5% of the gross proceeds we receive upon cash exercises of the warrants issued to investors in the financing, in each case excluding funds received from, or securities issued or issuable to, certain purchasers.

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

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. Consideration should be given to our prospects in light of the risks and difficulties described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. We may not be able to successfully address these risks and difficulties.

We incurred a net loss attributable to common stockholders of $1.6 million for the three months ended March 31, 2008. This net loss included $0.3 million in non-cash interest expense related to the Series A preferred stock dividend. This is compared to a net loss attributable to common stockholders of $1.1 million for the three months ended March 31, 2007.

The following discussion presents certain changes in our operating expenses that have occurred during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Revenue and Cost of Revenue

We recorded no revenue or cost of revenue for the three months ended March 31, 2008 and March 31, 2007

Operating Expenses

Operating expenses increased 14% to $1.3 million in the first quarter of 2008, compared to $1.1 million for the same period in 2007. The increase in operating expenses was primarily due to increased compensation and related benefits and legal and professional expense in 2008 as compared to 2007.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the first quarter from 2007 to 2008:

	Changes in Operating Expenses
	(thousands)	Percent
Product development	$210	204%
Sales, general and administrative	(53)	(5)%

	$157	14%

Product Development

Product development expenses for the first quarter of 2008 consisted primarily of professional services, including outsourced software development costs, salaries, benefits and allocated occupancy costs. Product development expenses increased 204% to $313,000 in the first quarter of 2008 from $103,000 in the same period in 2007. The increase in product development costs was primarily due to increases in outsourced consulting and development costs, and slight increases in salary and related benefits for employees in product development.

Sales, General and Administrative

Sales, general and administrative expenses consisted primarily of salaries and benefits for sales, marketing and executive personnel and legal and professional services. Sales, general and administrative expenses decreased to $993,000 in the first quarter of 2008 from $1.0 million in the same period of 2007. The decrease in sales and marketing costs was primarily due to decreases in allocated occupancy costs from the former parent company, Saflink (now known as IdentiPHI, Inc.) in 2007. In addition, there were also decreases in travel and entertainment, depreciation and other related expenses, which were partially offset by an increase in legal and professional services, primarily due to obtaining debt and equity funding and registering our securities, when comparing the first quarter of 2008 to the same period in 2007.

There were no changes in our sales, general and administrative headcount during the first quarter of 2008, as we continued to have eight employees in sales and marketing.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of total operating expenses by functional category, for the first quarter of 2008 compared to the same period in 2007:

	Changes in Operating Expenses
	(thousands)	Percent
Compensation and related benefits	$34	6%
Legal and professional services	264	71
Travel and entertainment	(17)	(33)
Advertising and promotion	(1)	(40)
Occupancy, telephone and internet	(82)	(74)
Depreciation	(12)	(66)
Other	(28)	(37)

	$157	14%

Other Income, Net

Other income, net for the first quarter of 2008 and 2007 was $3,000 and $0, respectively. Other income primarily consisted of interest income on money market balances.

Liquidity and Capital Resources

We financed our operations during the three months ended March 31, 2008 primarily from our existing cash and cash equivalents and working capital as of December 31, 2007. As of March 31, 2008, our principal source of liquidity largely consisted of the proceeds from the issuance of debt and equity securities during fiscal year 2007. During the three months ended March 31, 2007, our operations were financed through capital contributed by our former parent company, Saflink Corporation (now known as IdentiPHI, Inc.).

During the first quarter of 2008, we continued to work on obtaining additional sources of financing to continue to fund operations On April 3, 2008, we completed an initial closing of a private placement to accredited investors of 12% senior convertible notes. The notes we issued in connection with the initial closing were for an aggregate amount of approximately $1.6 million in principal and are due April 3, 2010. On May 8, 2008, we completed a subsequent closing of the private placement, for approximately $5.5 million in principal amount of the notes with a maturity date of May 8, 2010, and amended certain terms in the initial April 3, 2008 closing. The aggregate principal amount of the notes issued in these closings was approximately $7.1 million. The net proceeds from the issuance of the notes were used to complete our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business and will also be used to continue to fund our operations.

In connection with the completion of our acquisition of the assets related to Unisys’s rtGO Registered Traveler business on May 8, 2008, we paid Unisys total consideration of $5.25 million. The purchase price consisted of $4.25 million in cash and a promissory note due August 8, 2009, for $1.0 million, accruing interest at an annual rate of 12%. The cash payment of $4.25 million included $1.2 million in cash deposits we remitted to Unisys in fiscal year 2007 and an additional $1.0 million deposit we remitted to Unisys on April 2, 2008.

We expect to incur substantial transaction and restructuring charges as we integrate the rtGO solution with our solution, and there may be additional unanticipated costs. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s time and attention from other business concerns, potential exposure to unknown or contingent liabilities and possible loss of significant customers or impairment of relationships. We may not achieve the expected benefits of the transaction in the near term, or at all. Even if we are successful in integrating the Unisys rtGO solution with our business, the costs we incur in doing so could significantly harm our business, financial condition and future prospects.

We will need to raise additional funds through a combination of the issuance of equity or debt securities, revenues from operations or other sources of financing in the near future. However, we do not currently have any arrangements in place for future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to raise sufficient funds to support our operations would harm our financial condition and future prospects and could cause us to reduce the scope of or discontinue our operations. In addition, any additional equity or convertible debt financing may cause immediate and substantial dilution to new or existing stockholders.

In Chantilly, Virginia, we lease on a month-to-month basis approximately 566 square feet of office space under a sublease that expires in May 2008. We believe that additional space will be available if needed. We do not currently own any real property.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and we are unaware of any proceeding contemplated by a governmental authority.

ITEM 1A.	RISK FACTORS

Factors That May Affect Future Results

This quarterly report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this quarterly report.

Because FLO Corporation was recently formed, we cannot provide meaningful historical information which you can use to evaluate our business and potential for future success.

We are a newly-organized entity that, until recently, was a wholly-owned subsidiary of Saflink Corporation (now known as IdentiPHI, Inc.). FLO Corporation itself has a very limited operating history that commenced only in March 2007, and there is very limited financial information that can be used reliably to evaluate our business and prospects. Although our senior management founded, developed and oversaw the Registered Traveler business of Saflink that we acquired, that business has a limited operating history and there is no meaningful historical operating or financial information about us or the Registered Traveler business that you can use to evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by new or early-stage businesses in rapidly evolving markets. We may incur significant operating losses and generate negative cash flow from operating activities. We may be unable ever to generate an overall profit or to reach profitability on a sustained basis.

We have recurring net losses from operations that raises substantial doubt about our ability to continue as a going concern.

Since our inception through March 31, 2008, we have accumulated net losses of approximately $17.1 million and have continued to accumulate net losses since March 31, 2008. During the period when we operated as a division and wholly-owned subsidiary of Saflink, our operations were financed through contributed capital from Saflink (now known as IdentiPHI). During the three months ended March 31, 2008, we financed our operations primarily from the cash and cash equivalents and working capital as of December 31, 2007, which resulted from proceeds of the issuance of debt and equity securities during 2007. Due to our recurring losses from operations and net capital deficiency, our auditors have found that there is substantial doubt about our ability to continue as a going concern. We will need to raise additional funds through a combination of the issuance of equity or debt securities, revenues from operations or other sources of financing in the near future. However, we do not currently have any arrangements in place for future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to raise sufficient funds to support our operations would harm our financial condition and future prospects and could cause us to reduce the scope of or discontinue our operations.

Our business has not generated any revenue to date and our acquisition of the Unisys rtGO assets does not ensure we will be able to generate adequate revenue in the future.

Saflink’s Registered Traveler business, which we acquired in April 2007 and which is our primary business, never generated revenue and, consequently, incurred net losses and negative cash flows since inception. In the quarter ended March 31, 2008, our average monthly negative cash flow from operating and investing activities was approximately $200,000, and we anticipate that such negative cash flows may increase materially as we expand our Registered Traveler business. We expect to incur substantial transaction and restructuring charges as we integrate the rtGO solution we recently acquired from Unisys with our solution, and there may be additional unanticipated costs that are not fully offset by revenue recognized through the sale of our smart cards. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s time and attention from other business concerns, potential exposure to unknown or contingent liabilities and possible loss of significant customers or impairment of relationships. We may not achieve the expected benefits of the transaction in the near term, or at all. Even if we are successful in integrating the Unisys rtGO solution with our business, the costs we incur in doing so could significantly harm our business, financial condition and future prospects.

We may never be able to generate adequate revenues from our Registered Traveler business. If we are not able to generate significant revenues from our Registered Traveler business, or if we incur substantial additional expenses related to our Registered Traveler business before we earn associated revenues, we may not have adequate resources to continue to operate or to compete effectively in the Registered Traveler marketplace.

We depend on financing by third parties, and if we are not able to obtain the necessary financing for our operations, our business will be significantly harmed and we may need to cease our operations.

We have not generated any revenue from our business, and we do not have a credit line or other borrowing facility to fund our operations. We do not expect that our cash on hand and cash generated from operations will be adequate to sustain our business operations for the next twelve months. We believe that our currently available funds will only be sufficient to meet our anticipated cash needs through the end of 2008. We will need to raise additional funds through a combination of the issuance of equity or debt securities, revenues from operations or other sources of financing in the near future. However, we do not currently have any arrangements in place for future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to raise sufficient funds to support our operations would harm our financial condition and future prospects and could cause us to reduce the scope of or discontinue our operations. In addition, any future equity or convertible debt financing will likely cause immediate and substantial dilution to new and existing stockholders.

If we are unable to successfully integrate the Unisys rtGO solution in a timely manner, our business and future prospects could be harmed.

We completed our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business on May 8, 2008. We expect to incur substantial transaction and restructuring charges as we integrate the rtGO solution with our solution, and there may be additional unanticipated costs. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s time and attention from other business concerns, potential exposure to unknown or contingent liabilities and possible loss of significant customers or impairment of relationships. We may not achieve the expected benefits of the transaction in the near term, or at all. Our failure to successfully, timely integrate the Unisys rtGO solution with our business could harm our business and future prospects.

If we cannot continue to meet the TSA’s requirements to offer Registered Traveler services to sponsoring entities, our ability to implement our Registered Traveler solution and to continue our business will be significantly harmed.

The TSA has stated that it will ensure that Registered Traveler vendors who provide Registered Traveler services to airports, airlines, and the public have met its program requirements. In turn, airports and airlines may partner for Registered Traveler program operations only with TSA-approved Registered Traveler vendors. The Registered Traveler program is an emerging area for which laws and regulations may change, approval as a Registered Traveler service provider is currently subject to application and renewal processes, and the TSA may not continue to recognize us as an approved Registered Traveler service provider. If we become ineligible to participate in the Registered Traveler program as a TSA-approved service provider for any reason, our business will be severely impacted.

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

We face intense competition in both the Registered Traveler and travel services markets. Our primary competitors include Verified Identity Pass, Inc. and Vigilant Solutions. Many of our competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. For instance, Verified Identity Pass and Vigilant Solutions currently operate their Registered Traveler programs at U.S. airports. Although we recently completed our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business, we have not yet integrated the rtGO solution with our solution and we may not be able to compete effectively with these competitors. In addition, as the market evolves there may be smaller competitors that can respond more rapidly to changes in the market. Our competitors may also be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or devote greater resources to the promotion and sale of their products. Furthermore, we may face competition from airlines that offer expedited security lanes for first-class fliers, for elite fliers who travel a minimum number of miles annually, or under other incentive programs. If we are unable to compete successfully with existing and potential competitors in the Registered Traveler market, our ability to implement our Registered Traveler solution and our business will suffer.

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

We may not be able to compete successfully with other expedited security lane programs.

We may face competition from airlines that offer expedited security lanes for first-class fliers, for elite fliers who travel a minimum number of miles annually, or under other incentive programs. For instance, Northwest Airlines offers express security checkpoint services to its elite WordPerks members at 20 airports. Several other airlines have offered similar programs to their elite fliers. While the Registered Traveler program is intended to identify passengers who pose a minimal security risk and then to provide those passengers with access to faster and simpler processing at airport security checkpoints, many travelers may not perceive a significant benefit to becoming a registered traveler if airlines can expedite them through security lanes quickly. In addition, while we believe the target market for our solution is a broader group of business travelers, airlines may appeal to such travelers by offering expedited security lanes to a broad group of executive-class, business-class, or certain economy-class fliers. Similarly, the TSA has recently instituted self-select lanes, also known as “black diamond lanes,” at a limited number of airports in an effort to help speed travelers through security lanes. Self-select lanes are comprised of a series of lanes designated by signage that directs passengers based on their travel needs and knowledge. Participation in self-select lanes is voluntary and free of charge to the traveler. If the Registered Traveler program is unable to distinguish itself from the expedited security lanes that airlines may provide or the TSA’s self-select lanes, our business, results of operation and financial condition could be materially harmed.

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

The Registered Traveler program is currently subject to oversight by the TSA. The TSA requires that Registered Traveler solutions be interoperable among participating airports and air carriers. Numerous U.S. airports are participating in the Registered Traveler Interoperability Consortium, or RTIC, which is working to establish common technical and business processes required for a national Registered Traveler Program. However, not all such processes have been established yet, resulting in uncertainty regarding the implementation of interoperability usage. Any technical or business processes or practices established by RTIC may impose additional burdens on us. In addition, although private industry has been tasked with the responsibility of crafting specifications and guidelines for this program, it is possible that a number of laws and regulations may be adopted with respect to Registered Traveler, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Registered Traveler may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business in this space. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

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

We have recently completed our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business. However, in order to expand our Registered Traveler product offerings, we may need to acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business, such as companies involved in screening, remote check in, offsite baggage handling, and credentialing. We may not be able to identify acquisition targets and, if identified, we may not be able to complete transactions with these targets. Any business we acquire would need to be integrated with our existing operations. In addition, we could incur unknown or contingent liabilities of acquired companies. Difficulties in integrating the operations and personnel of any acquired businesses, including the rtGO business, could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Our failure to identify acquisition targets or to manage the integration of any acquisition could disrupt our business operations and harm our financial condition.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Designations of Series B Preferred Stock		8-K	3.1	000-52851	4/8/2008

4.1	Form of 12% Senior Convertible Note		8-K	4.1	000-52851	5/14/2008

4.2	Form of Note Warrant		8-K	4.2	000-52851	4/8/2008

4.3	Form of Other Warrant		8-K	4.3	000-52851	4/8/2008

4.4	Form of amended Series A-1 Warrant		8-K	4.4	000-52851	4/8/2008

4.5	Form of amended Series A-2 Warrant		8-K	4.5	000-52851	4/8/2008

4.6	Promissory Note due August 8, 2009 issued to Unisys Corporation		8-K	4.6	000-52851	5/14/2008

10.1	Amendments No. 1–4 to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		10-K	10.8	000-52851	4/15/2008

10.2	Amendment No. 5 to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		8-K	10.5	000-52851	5/14/2008

10.3	Form of Note and Warrant Purchase Agreement by and among FLO Corporation and the Purchasers		8-K	10.1	000-52851	5/14/2008

10.4	Exchange Agreement by and among FLO Corporation and the Holders		8-K	10.2	000-52851	4/8/2008

10.5	Registration Rights Agreement by and among FLO Corporation and the Purchasers		8-K	10.3	000-52851	4/8/2008

10.6	Engagement Agreement by and between FLO Corporation and Burnham Hill Partners		8-K	10.4	000-52851	5/14/2008

10.7	Intellectual Property License Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.6	000-52851	5/14/2008

10.8	Services Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.7	000-52851	5/14/2008

10.9	Subscription Renewal Fee Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.8	000-52851	5/14/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLO Corporation

DATE: May 20, 2008	By:	/s/ Glenn L. Argenbright
Glenn L. Argenbright
President and Chief Executive Officer
(Principal Financial Officer)

Exhibit Index

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Designations of Series B Preferred Stock		8-K	3.1	000-52851	4/8/2008

4.1	Form of 12% Senior Convertible Note		8-K	4.1	000-52851	5/14/2008

4.2	Form of Note Warrant		8-K	4.2	000-52851	4/8/2008

4.3	Form of Other Warrant		8-K	4.3	000-52851	4/8/2008

4.4	Form of amended Series A-1 Warrant		8-K	4.4	000-52851	4/8/2008

4.5	Form of amended Series A-2 Warrant		8-K	4.5	000-52851	4/8/2008

4.6	Promissory Note due August 8, 2009 issued to Unisys Corporation		8-K	4.6	000-52851	5/14/2008

10.1	Amendments No. 1–4 to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		10-K	10.8	000-52851	4/15/2008

10.2	Amendment No. 5 to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		8-K	10.5	000-52851	5/14/2008

10.3	Form of Note and Warrant Purchase Agreement by and among FLO Corporation and the Purchasers		8-K	10.1	000-52851	5/14/2008

10.4	Exchange Agreement by and among FLO Corporation and the Holders		8-K	10.2	000-52851	4/8/2008

10.5	Registration Rights Agreement by and among FLO Corporation and the Purchasers		8-K	10.3	000-52851	4/8/2008

10.6	Engagement Agreement by and between FLO Corporation and Burnham Hill Partners		8-K	10.4	000-52851	5/14/2008

10.7	Intellectual Property License Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.6	000-52851	5/14/2008

10.8	Services Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.7	000-52851	5/14/2008

10.9	Subscription Renewal Fee Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.8	000-52851	5/14/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X