Form 10-Q
period 2008-06-30
FLO Corp
filed 2008-08-22
CIK 1399215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 2,784,649 shares of the registrant’s common stock outstanding as of August 13, 2008.

FLO Corporation

FORM 10-Q

For the Quarter Ended June 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FLO CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,142	$530
Accounts receivable	7
Inventory	214
Prepaid expenses and other current assets	1,393	1,784

Total current assets	2,756	2,314
Furniture and equipment, net of accumulated depreciation of $197 and $28 as of June 30, 2008 and December 31, 2007, respectively	2,639	59
Intangible asset, net of accumulated depreciation of $129 and $0 as of June 30, 2008 and December 31, 2007, respectively	2,188	—
Other long term assets	712	—

Total assets	$8,295	$2,373

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,309	$1,171
Accrued expenses	667	413
Deferred revenue	65	—
Dividend payable	—	423

Total current liabilities	$2,041	$2,007

Long Term Debt	4,277	—

Total liabilities	$6,318	$2,007
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized—15,000,000 shares Series A—Liquidation preference of $0 and $13,782 as of June 30, 2008 and December 31, 2007, respectively; Cumulative dividend of 8% per year; Issued—1,483 shares	—	—
Series B—Liquidation preference of $13,680 and $0 as of June 30,2008 and December 31, 2007, respectively; Issued — 1,520 shares	—	—
Common stock, $0.001 par value:
Authorized—100,000,000 shares Issued—2,784,649 and 1,793,118 shares	3	2
Additional paid-in capital	26,185	15,857
Accumulated deficit	(24,210)	(15,493)

Total stockholders’ equity	1,978	366

Total liabilities and stockholders’ equity	$8,295	$2,373

See accompanying notes to unaudited condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,		From Inception June 1, 2005 through June 30, 2008
	2008	2007	2008	2007
Revenue	$4	$—	$4	$—	$4
Cost of revenue	14	—	14	—	14

Gross profit (loss)	(10)	—	(10)	—	(10)
Operating expenses:
Product development	448	278	761	381	2,928
Sales, general and administrative	1,485	996	2,478	2,042	9,348

Total operating expenses	1,933	1,274	3,239	2,423	12,276

Operating loss	(1,943)	(1,274)	(3,249)	(2,423)	(12,286)
Interest income (expense)	(508)	(204)	(508)	(204)	(1,198)
Other income (expense), net	—	29	3	29	87

Loss before income taxes	(2,451)	(1,449)	(3,754)	(2,598)	(13,397)
Income tax provision	—	—	—	—	—
Net loss	(2,451)	(1,449)	(3,754)	(2,598)	(13,397)

Preferred stock dividend	152	—	435	—	858
Preferred stock valuation	4,528	—	4,528	—	4,528
Deemed dividend for beneficial conversion feature of preferred stock	—	—	—	—	3,721
Net loss attributable to common stockholders	$(7,131)	$(1,449)	$(8,717)	$(2,598)	$(22,504)

Pro forma weighted average basic and diluted net loss per common share attributable to common stockholders	$(3.22)	$(0.81)	$(4.31)	$(1.45)	$(12.03)
Weighted average number of common shares outstanding	2,212	1,793	2,024	1,793	1,870

See accompanying notes to unaudited condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30		From Inception (June 1, 2005)
	2008	2007	through June 30, 2008
Cash flows from operating activities:
Net loss	$(3,754)	$(2,598)	$(13,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	126	—	126
Depreciation and amortization	298	4	329
Non-cash interest expense	353	48	790
Impairment loss on furniture and equipment	—	13	13
Changes in operating assets and liabilities:
Accounts receivable, net	(7)	—	(7)
Inventory	(214)	—	(214)
Prepaid expenses and other current assets	1,142	(185)	(642)
Other long term assets	(107)	—	(107)
Accounts payable	139	195	1,309
Accrued expenses	254	677	590
Deferred revenue	65	—	65

Net cash used in operating activities	(1,705)	(1,846)	(11,145)
Cash flows from investing activities:
Purchases of furniture and equipment	(4,046)	—	(4,148)

Net cash provided by (used in) investing activities	(4,046)	—	(4,148)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	6,363	1,543	7,906
Proceeds from issuance of Series A preferred stock	—	—	8,292
Payments on note payable	—	(400)	(4,357)
Contributed capital from parent company	—	1,104	4,594

Net cash provided by financing activities	6,363	2,247	16,435

Net increase in cash and cash equivalents	612	401	1,142
Cash and cash equivalents at beginning of period	530	—	—

Cash and cash equivalents at end of period	$1,142	$401	$1,142

Supplemental disclosure of cash flow information:
Issuance of convertible promissory notes for assignment of debt	$—	—	$1,777
Issuance of promissory notes	1,020	—	1,020
Convertible promissory notes principal and interest converted to equity	—	—	3,642
Issuance of Series A preferred stock for assignment of convertible debt	—	—	166
Series A preferred stock dividend	—	—	858
Series A preferred stock exchanged for Series B and common stock	4,528	—	4,528
Warrants issued to placement agents	729	—	729
Assigned debt cancelled and applied against $6.3 million note payable to related party	—	—	1,943
Reclassification of unamortized debt discount to equity upon conversion of promissory notes into equity	—	—	(140)

See accompanying notes to unaudited condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Common Stock		Preferred Stock		Investment from parent company	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at June 1, 2005	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(436)	(436)
Investment from parent company	—	—	—	—	424	—	—	424
Balance at December 31, 2005	—	—	—	—	424	—	(436)	(12)

Net loss	—	—	—	—	—	—	(3,233)	(3,233)
Investment from parent company	—	—	—	—	3,066	—	—	3,066

Balance at December 31, 2006	—	—	—	—	3,490	—	(3,669)	(179)

Net loss attributable to common stockholders	—	—	—	—	—	—	(10,118)	(10,118)
Investment from parent company	—	—	—	—	1,104	—	—	1,104
Additional paid-in capital from Asset Purchase and Contribution Agreement with parent company	—	—	—	—	(4,594)	4,594	—	—
Issuance of note payable to parent for registered traveler business	—	—	—	—	—	(4,594)	(1,706)	(6,300)
Issuance of common stock to parent company	1,793,118	2	—	—	—	(2)	—	—
Issuance of Series A preferred stock, net of issuance costs	—	—	1,483	—	—	11,923	—	11,923
Reclassification of unamortized debt discount upon conversion of promissory notes	—	—	—	—	—	(140)	—	(140)
Beneficial conversion feature related to promissory note financing	—	—	—	—	—	355	—	355
Beneficial conversion feature related to Series A preferred stock	—	—	—	—	—	3,721	—	3,721

Balance at December 31, 2007	1,793,118	2	1,483	—	—	15,857	(15,493)	$366

Net loss attributable to common stockholders	—	—	—	—	—	—	(8,717)	$(8,717)
Issuance of note warrants	—	—	—	—	—	3,248	—	3,248

	Common Stock		Preferred Stock		Investment from parent company	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Beneficial conversion feature related to convertible note financing	—	—	—	—	—	840	—	840
Issuance of placement agent warrants	—	—	—	—	—	729	—	729
Conversion of Series A preferred stock dividends to Series B preferred stock	—	—	92	—	—	857	—	857
Conversion of Series A preferred stock to common stock	654,031	1	(55)	—	—	—	—	1
Exchange of Series A preferred stock for Series B preferred and common stock, including exchange warrants	—	—	—		—	4,528	—	4,528
Restricted stock awards	337,500	—	—	—	—	126	—	126

Balance at June 30, 2008	2,784,649	$3	1,520	—	—	$26,185	$(24,210)	$1,978

See accompanying notes to unaudited condensed financial statements.

FLO CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

FLO Corporation (the “Company”) is a development stage entity that offers a comprehensive solution for the Registered Traveler program, which is supported and overseen by the U.S. Transportation Security Administration, (“TSA”). Historically, the Registered Traveler program has been designed to identify air passengers who pose a minimal security risk and then to provide those passengers with access to faster and simpler processing at airport security checkpoints.

The Company has designed its solution to provide Registered Traveler program enrollment services using enrollment stations, credentialing of registered travelers through the issuance of a proprietary smart card, and registered traveler authentication services at security checkpoints using authentication kiosks. On May 8, 2008, the Company completed its acquisition of certain assets related to the Registered Traveler business of Unisys Corporation, operating under the name “rtGO.” The Company has integrated the rtGO solution into its Registered Traveler offering and is issuing smart cards to registered travelers that are designed to be both secure and interoperable with Registered Traveler authentication stations deployed by other Registered Traveler service providers. As a result, registered travelers who enroll with the Company would be able to use the Company’s smart cards at any airport participating in the Registered Traveler program. In addition, the Company is actively working to add other benefits to its smart card, such as discounts on travel related services and retail purchases as well as payment functionality for debit, credit and stored-value transactions.

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

Condensed Financial Statements

In the opinion of management, the accompanying condensed balance sheets and related condensed statements of operations, cash flows and stockholders’ equity of the Company, present unaudited interim financial information that include all adjustments, consisting only of normally recurring items, necessary for their fair presentation in conformity with principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The Company’s interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 and amended on April 16, 2008.

2. Liquidity and Capital Resources

These financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed below, the Company has recorded recurring losses from operations and has a net capital deficiency that raises doubt about its ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has not generated net income from operations. The Company has accumulated net losses of approximately $24.2 million from its inception through June 30, 2008, and has continued to accumulate net losses since June 30, 2008. During the period when the Company operated as a division and wholly-owned subsidiary of Saflink Corporation, the Company’s operations were financed through contributed capital from Saflink Corporation. The Company has historically been financed through a combination of its preferred stock and convertible notes issuances. The Company financed operations during the three months ended June 30, 2008 primarily from proceeds from its senior convertible notes issue, existing cash and cash equivalents and its working capital.

Convertible Note Financing

On April 3, 2008, the Company issued its 12% senior convertible notes with an aggregate principal amount of approximately $1.6 million. On May 8, 2008, and May 21, 2008, the Company issued additional 12% senior convertible notes with an aggregate principal amount of approximately $5.5 million and amended certain terms of the outstanding notes. The notes have a maturity date two years after the date of issuance. In connection with convertible note issuance, the Company also issued to investors warrants to purchase up to 8,918,662 shares of common stock at an exercise price of $0.75 per share and warrants to purchase up to 7,134,931 million shares of common stock at an exercise price of $0.60 per share. The warrants are exercisable for a period of five years from the date of issuance or, in the case of the $0.60 warrants, the earlier of five years from the date of issuance or nine months after the date a registration statement covering the resale of the underlying shares under the Securities Act of 1933 (the “Securities Act”) is declared effective by the SEC.

Interest on the notes is payable quarterly commencing on July 1, 2008. The interest may be paid in cash or additional notes, at the Company’s discretion. Upon an event of default, the holder is entitled to interest at 15% per annum on the outstanding principal balance from the date of such event of default until it is cured, in cash on demand. In addition, upon an event of default, a holder may declare due and payable the principal and accrued and unpaid interest or demand that such amount be converted into shares of common stock at the conversion rate then in effect. The notes contain standard events of default and remedies, including acceleration, as well as a 110% prepayment obligation in the event of certain major transactions. If the Company fails to comply with a proper conversion demand, it may be required to pay monetary damages to the holder. Under certain limited circumstances, it may be required to prepay the notes in cash at the greater of 125% of principal or (if conversion is unavailable) a market-based conversion value, plus any other amounts due.

Holders may elect to convert their notes into shares of the Company’s common stock at any time at the conversion rate then in effect. The notes will automatically convert into shares of the Company’s common stock at the conversion rate then in effect on the first date after November 8, 2008 on which the closing price of the common stock has exceeded $3.00 for twenty consecutive trading days. The initial conversion rate is $0.80, subject to customary adjustments for stock splits, dividends, reclassifications, reorganizations, mergers and similar transactions. In general, if the Company issues additional securities linked to its common stock for a price per share of such common stock below the then applicable conversion rate, the conversion rate will be reduced to such price, except that any such reductions in the conversion rate will be made on a volume weighted-average basis for any such issuances made after an additional $10.0 million is raised in an equity or equity-linked financing with a price of at least $0.80 per share. If the 20-day volume weighted-average price per share at which the Company’s common stock is traded or quoted on the first anniversary of the date of issuance of the notes is less than the then applicable conversion rate, the conversion rate will be reset to the greater of $0.50 or such weighted-average price.

On April 3, 2008, the Company entered into exchange agreements with certain holders of shares of its Series A preferred stock. On May 21, 2008, the Company completed the exchange of shares under the agreement. Pursuant to the exchange agreements, for all holders of shares of the Series A preferred stock who purchased 12% senior convertible notes in an amount at least equal to 30% of the stated value of such holder’s shares of Series A preferred stock, the Company agreed (1) to exchange each such holder’s shares of Series A preferred stock (together with the dividends accrued thereon) for shares of the Company’s newly-designated Series B preferred stock, (2) to issue each such holder warrants to purchase a number of shares of common stock equal to the whole dollar amount of the stated value of such holder’s shares of Series A preferred stock plus such accrued dividends at an exercise price of $0.60 per share, and (3) to amend each such holder’s Series A-1 warrants and Series A-2 warrants to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively. The new warrants are exercisable for a period of five years from the date of issuance or, in the case of the $0.60 warrants, the earlier of five years from the date of issuance or nine months after the date a registration statement covering the resale of the underlying shares under the Securities Act is declared effective by the SEC. Effective as of May 21, 2008, the shares of Series A preferred stock held by persons who did not enter into exchange agreements automatically converted into (i) shares of the Company’s common stock at an exchange rate of $0.80 per share of common stock, and (ii) warrants to purchase a number of shares of common stock equal to the whole dollar amount of the stated value of such person’s shares of Series A preferred stock plus accrued but unpaid dividends at an exercise price of $0.60 per share. In addition, the Company amended the Series A-1 warrants and Series A-2 warrants held by such persons to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively.

In connection with the convertible note financing, the Company paid the placement agents an aggregate cash fee of approximately $771,000 and issued warrants to purchase an aggregate of 2,497,225 shares of common stock. In addition, the Company agreed to pay the placement agents a cash fee equal to 5% of the gross proceeds the Company receives upon cash exercises of the warrants issued to investors in the financing, in each case excluding funds received from, or securities issued or issuable to, certain purchasers. The total transaction fees and expenses associated with the financing were approximately $1.8 million, including the placement agent cash fees, placement agent warrant valuation and other professional fees. These fees and expenses have been capitalized and are being amortized to interest expense over the 24-month contractual term of the notes. For the three months ended June 30, 2008, approximately $146,000 of the capitalized fees was recognized as interest expense.

In connection with the convertible note financing, the Company entered into a registration rights agreement pursuant to which it agreed to file with the SEC, within 45 days of closing, a registration statement (the “Registration Statement”) covering the resale of the shares of common stock issuable upon exercise of the warrants issued in the financing. The Company filed the Registration Statement with the SEC on July 11, 2008, but it has not yet become effective.

As a result of the proceeds from the issuance of convertible notes, expected future revenue generated from operations and further efficiencies and cost controls, the Company believes it has sufficient funds to continue operations at current levels through the end of 2008. The Company does not have a credit line or other borrowing facility to fund its operations. The Company expects that it will need to raise additional funds through the issuance of debt or equity securities or other sources of financing to continue operations beyond December 31, 2008. Even if the Company is successful in obtaining additional financing, if it is unable to generate sufficient cash flow from operations, it will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

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

3. Summary of Significant Accounting Policies

Revenue Recognition

The Company derives its revenue from the sale of its registered traveler smart cards and associated membership into the registered traveler program. The process requires the prospective member to complete an in-person enrollment procedure and provide a credit card for payment at the time of enrollment. Completion of the enrollment process signals the start of the membership period. The cards can be purchased with a membership period of one to five years.

The proceeds the Company receives from the enrollment process are recognized as revenue in accordance with the provisions of SEC Staff Accounting Bulletins (SAB) No. 101 and No. 104, and EITF 99-19 and 00-21 which stipulates that revenues for memberships be recognized ratably on a straight line basis over the period of the membership, typically twelve months but can be up to 60 months. The revenues are recognized net of credit card processing fees and any customer allowances.

Cost of Revenue

The cost of revenue associated with the enrollment of members in to the registered traveler program is comprised of enrollment labor, the clearinghouse fees for transmitting the encrypted enrollment data, the TSA security threat assessment fees and the physical cost of producing and distributing the smart card to approved members. The Company recognizes the cost of revenue in accordance with the provisions of SAB No. 104. Certain of the enrollment costs, including enrollment labor, clearinghouse fees and TSA security threat assessment fees are considered incremental direct customer acquisition costs, which are capitalized and amortized to cost of revenue ratably over the term of the membership. The costs associated with the production and distribution of the smart cards are considered one-time costs and are recognized as incurred.

Operating Expenses

Certain operating expenses during 2007 consisted of specifically identified product development, sales, general and administrative and associated legal, consulting, payroll and other expenses for Saflink Corporation’s Registered Traveler Solutions Group. In addition, these operating expenses include an allocation of Saflink Corporation occupancy and indirect general and administrative expenses.

The following is a description of operating expenses incurred by the Company for the periods presented:

Product Development—Product development expenses consisted primarily of salaries, benefits, stock-based compensation, supplies and materials for software developers, hardware engineers and product architects that were focused on development of the Company’s Registered Traveler solution. Product development expenses also included fees paid for outsourced software development and hardware design and an allocation of Saflink Corporation’s occupancy expenses.

Sales, General and Administrative—Sales, general and administrative expenses consisted primarily of salaries and bonuses earned by sales and general and administrative personnel. Sales, general and administrative expenses also included trade shows, advertising and promotional expenses, legal and consulting fees, travel and entertainment costs, and an allocation of Saflink Corporation’s occupancy and indirect general and administrative expenses.

Recent Accounting Pronouncements

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.’” The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its financial statements.

In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including disclosing the fair values of derivative instruments and their gains and losses in a tabular format to provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect of SFAS 161 on its results of operations and financial position.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share . Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of the adoption of this FSP to its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP” or “FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of FSP No. FAS 142-3 on its financial statements. However, the Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2. FSP FAS 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157 (see further discussion of SFAS 157 below), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For purposes of FSP FAS 157-2, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS 157. FSP FAS 157-2 defers the effective date for items within its scope to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect of SFAS 157 and related pronouncements on its results of operations and financial position.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” or FSP FAS 157-1. FSP FAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141(R), “Business Combinations,” or SFAS 141(R) (see further discussion of SFAS 141(R) below). FSP FAS 157-1 is effective with an entity’s initial adoption of SFAS 157.

4. Unisys rtGO Asset Purchase

On May 8, 2008, the Company completed the acquisition of certain assets related to Unisys’s rtGO Registered Traveler business for $4.25 million in cash and a promissory note with an aggregate principal amount of $1.0 million. The promissory note is due August 8, 2009, and accrues interest at an annual rate of 12%. The cash payment of $4.25 million included $2.2 million in cash deposits previously paid to Unisys in connection with amendments to the purchase agreement. The acquisition included the assumption of Unisys’s agreement to be a Registered Traveler service provider at Reno/Tahoe International Airport (RNO).

The Company, has completed an analysis of the total $5.25 million purchase price for the acquired assets to determine the appropriate purchase price allocation. The determination of values included approximately $2.3 million for the rtGO software platform, $412,000 for enrollment and verification equipment, $220,000 for smart card inventory and $2.3 million of intangible assets associated with a service provider agreement entered into in connection with the transaction.

5. Stock-Based Compensation

On July 13, 2007, the Company’s stockholders approved the FLO Corporation 2007 Equity Incentive Plan (the “2007 Plan”). The Company maintains the 2007 Plan for the purpose of advancing the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2007 Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash-based and other stock-based awards and non-employee director awards.

As of June 30, 2008, there were 1,060,281 shares available for issuance under the 2007 Plan. The 2007 Plan also provides for automatic annual increases in the number of shares available for issuance subject to a formula based on the total number of outstanding shares on April 1 of each year.

Determining Fair Value

The Company uses the fair value recognition provisions of SFAS No. 123R, Share Based Payment , which requires all share-based payments to employees and others to be recognized in the financial statements as compensation expense, based on the fair value on the date of grant, and recognized from the date of grant over the applicable vesting period.

Stock Options — The Company has not previously granted any stock option awards under the 2007 Plan.

Stock Purchase Rights — On February 1, 2008, the Company granted restricted stock purchase rights to its non-employee directors and certain other non-employee persons performing services for the Company. Certain awards became fully vested with the exercise of the stock purchase rights on March 1, 2008. The compensation expense recognized during the three months ended June 30, 2008 for the vesting of these previously issued awards, based on the fair value at the date of the grant, was approximately $32,000.

Restricted Stock — On May 27, 2008, the Company granted 175,000 restricted shares of its common stock to William M. Lutz, the Company’s President and Chief Financial Officer, under the 2007 Plan. The shares vest quarterly in equal amounts over a two-year period beginning on August 27, 2008. The compensation expense recognized during the three months ended June 30, 2008 for this grant was approximately $3,000. The remaining compensation expense of $79,000 at June 30, 2008, is being recognized in equal amounts over the remaining vesting period.

6. Senior Convertible Notes Financing

On April 3, 2008, May 8, 2008 and May 21, 2008, the Company issued its 12% senior convertible notes with an aggregate principal amount of approximately $7.1 million. In connection with the issuance of these notes, the Company issued warrants to purchase up to 8,918,662 shares of its common stock at an exercise price of $0.75 per share and warrants to purchase up to 7,134,931 shares of its common stock at an exercise price of $0.60 per share. The Company also issued warrants to purchase 2,497,225 shares of its common stock to the placement agents for services rendered in connection with this financing. The notes also contain a beneficial conversion feature.

The Company performed an evaluation of the warrants and the beneficial conversion feature associated with the issuance of the convertible notes. Value was allocated to the notes, the warrants and the beneficial conversion feature on a relative fair value basis. This resulted in a value of approximately $3.0 million for the convertible notes recorded in long-term debt. The warrants were valued at approximately $3.2 million and the beneficial conversion feature was valued at approximately $0.8 million. The warrants and beneficial conversion feature were recorded as a discount to the fair value of the debt and an increase to additional paid-in capital.

The total debt discount of $4.0 million is being amortized to interest expense using the effective interest method over the two year term of the notes. For the quarter ended June 30, 2008, a total of $210,000 of non-cash interest expense was recorded for the amortization of debt discount.

7. Stockholders’ Equity

Restricted Stock Grants

On May 27, 2008, the Company issued 175,000 restricted shares of its common stock to William M. Lutz, the Company’s President and Chief Financial Officer, under the 2007 Plan. The shares vest quarterly in equal amounts over a two-year period beginning August 27, 2008. This resulted in a de minimis increase to Common Stock, and approximately $3,000 of Additional Paid-in Capital. Recognition of the compensation expense associated with previously issued grants to non-employee directors and certain other non-employee persons resulted in approximately $32,000 of Additional Paid-in Capital.

Exchange of Series A Convertible Preferred Stock

On April 3, 2008, the Company entered into exchange agreements with certain holders of shares of its Series A preferred stock who purchased 12% senior convertible notes in an amount at least equal to 30% of the stated value of such holder’s shares of Series A preferred stock. Pursuant to the exchange agreements, the Company agreed (1) to exchange each such holder’s shares of Series A preferred stock (together with the dividends accrued thereon) for shares of the Company’s newly-designated Series B preferred stock, (2) to issue each such holder warrants to purchase a number of shares of common stock equal to the whole dollar amount of the stated value of such holder’s shares of Series A preferred stock plus such accrued dividends at an exercise price of $0.60 per share, and (3) to amend each such holder’s Series A-1 warrants and Series A-2 warrants to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively. The new warrants are exercisable for a period of five years from the date of issuance or, in the case of the $0.60 warrants, the earlier of five years from the date of issuance or nine months after the date a registration statement covering the resale of the underlying shares under the Securities Act is declared effective by the SEC. This exchange was completed on May 21, 2008.

Effective as of May 21, 2008, the shares of Series A preferred stock held by persons who did not enter into exchange agreements automatically converted into (i) shares of the Company’s common stock at an exchange rate of $0.80 per share of common stock, and (ii) warrants to purchase a number of shares of common stock equal to the whole dollar amount of the stated value of such person’s shares of Series A preferred stock plus accrued but unpaid dividends at an exercise price of $0.60 per share. In addition, the Company amended the Series A-1 warrants and Series A-2 warrants held by such persons to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively.

The fair value of the new Series B preferred stock and the common stock issued in the exchange, was determined on the basis of its underlying common stock value. The fair value of the new exchange warrants issued and the modification of the Series A-1 and Series A-2 warrants was determined using the Black-Scholes model. The total value of the exchange was approximately $17.3 million. This value was compared to the carrying value of the Series A preferred stock, including the accrued dividends, of $12.8 million. The resulting increase of $4.5 million of the carrying amount of the preferred stock over the fair value was recorded as a decrease in net earnings available to common stockholders.

The following table summarizes the resulting changes to the Company’s common stock, outstanding warrants and additional paid-in capital balances related to the convertible notes financing and Series A exchange in the quarter ended June 30, 2008 (in thousands):

	Common Stock Outstanding	Warrants	Additional paid-in capital
Balance, March 31, 2008	1,956	6,525	$15,948

Issuance of note warrants	—	16,054	3,248
Issuance of placement agent warrants	—	2,497	729
Conversion of Series A preferred stock to common stock	654	—	—
Conversion of Series A preferred stock to Series B preferred stock	—	—	1,663
Exchange of Series A preferred stock, warrants issued	—	14,203	3,721
Beneficial conversion feature related to convertible note financing	—	—	840

Total, convertible note financing and Series A exchange	2,610	39,279	$26,149

Stock-based compensation	175	—	$36

Balance, June 30, 2008	2,785	39,279	$26,185

8. Pro Forma Net Loss Per Share

On March 20, 2007, the Company issued 100 shares of its common stock to Saflink Corporation (now known as IdentiPHI, Inc.) for $1.00. On July 3, 2007, the Company conducted a 1,793,118-for-100 stock split pursuant to which it issued 1,793,118 shares of its common stock to Saflink Corporation. The pro forma net loss per common share data for the period ending June 30, 2007 was computed assuming the 1,793,118 shares of common stock were issued on the first day of that period.

During the quarter ended March 31, 2008, the Company issued 162,500 shares of its common stock under the 2007 Plan. As of June 30, 2008, 131,250 of these shares were vested under the terms of the grant. As of June 30, 2008, the Company issued 654,031 shares of its common stock in connection with the automatic conversion of certain shares of its Series A preferred stock. The basic net loss per common share for the period ending June 30, 2008, was computed on the basis of the actual weighted average number of common shares outstanding for the period. Following the issuance of the shares of common stock upon the automatic conversion of certain shares of the Company’s Series A preferred stock, the weighted average common shares outstanding, for the three and six months ended June 30, 2008 was 2,211,854 and 2,024,121, respectively.

Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding preferred stock and common stock warrants. As the Company had a net loss in all of the periods presented, basic and diluted net loss per common share were the same. All potentially dilutive securities were excluded from the calculation of diluted net loss per share as their effect was anti-dilutive.

9. Comprehensive Loss

For the six months ended June 30, 2008, and 2007, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

10. Segment Information

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

11. Provision for Income Taxes

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

In July 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold of more-likely-than-not and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. As of June 30, 2008, The Company is open to audit under the statute of limitations by the Internal Revenue Service and State Taxing Authorities for all of the years since incorporation and full valuation allowances have been taken on all deferred tax assets. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the accounting provisions of FIN 48 as of the date of its incorporation.

For the six months ended June 30, 2008, the Company, as a development stage enterprise, has continued to incur losses from operations. As a result, the effective tax rate for the first quarter of 2008 was 0%. This amount differs from the U.S. federal statutory income tax rate of 34% as a result of the full valuation allowance provided against the expected income tax benefits that arise from the net operating loss carryforwards generated since incorporation. The Company has determined that it is more-likely-than-not that it will not be able to fully utilize the tax benefits derived from the initial net operating loss carryforwards, and it has recorded a full valuation allowance against these assets. This assessment was based on an analysis of historical and prospective earnings that would allow the Company to utilize the deferred tax asset. This non-cash charge does not limit the Company’s ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. A change in ownership, as defined by the current income tax code, could limit the use of the net operating loss carryforwards in future periods.

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

Overview

We offer a comprehensive solution for the Registered Traveler program, which is supported and overseen by the U.S. Transportation Security Administration, or TSA. Historically, the Registered Traveler program has been designed to identify air passengers who pose a minimal security risk and then to provide those passengers with access to faster processing at airport security checkpoints. We have designed our solution to provide Registered Traveler program enrollment services using enrollment stations, credentialing of registered travelers through the issuance of a proprietary smart card, and registered traveler authentication services at security checkpoints using authentication kiosks.

Our smart card is designed initially to be a stand-alone smart card credential for use at security checkpoints of airports participating in the Registered Traveler program. We expect to add other benefits to our smart card, such as discounts on travel related services, retail purchases and payment functionality for debit, credit and stored-value transactions in collaboration with our business partners. In addition, we believe our solution will enable us to combine our smart card’s security and authentication features with a credit or debit card in the future to address issues such as credit card fraud and secure banking transactions.

We are also working to expand our smart card technology and solutions into other markets to provide preferred access for members, including travel and non-travel markets such as venues and events where access for participants can be expedited. For example, we recently announced agreements with the Washington Redskins and Baltimore Ravens football teams under which we agreed to provide access to faster entrance to the teams’ respective stadiums through specially marked and dedicated stadium gates.

Our principal source of revenue consists of a portion of the annual fees individual travelers enrolling with us will pay to participate in the Registered Traveler program. Currently, the annual fee is approximately $100 per member, but we expect the fee to change in the future depending on the membership tier and associated benefits chosen by members and the elimination of the TSA’s security threat assessment fee it historically charged for each membership enrollment. We plan to establish a broad enrollment base by marketing our solution to large companies with employees who travel on business, and other affinity groups and individuals who may use the card for the additional benefits it provides.

Recent Developments

TSA Announces Modification of Registered Traveler Program

In July 2008, the TSA announced that Registered Traveler programs are no longer limited to the initial 20 airports in which the program previously operated. New airports or airlines that wish to offer Registered Traveler services will need to demonstrate that their service providers adopt a process that adequately establishes a traveler’s identity, similar to the previous process. While the TSA will continue to set security standards for the Registered Traveler program and to oversee airlines and airports to ensure compliance with those standards, the TSA will no longer set other standards for registered traveler applicants or conduct security threat assessments of them. As a result, the TSA has eliminated the $28 security threat assessment fee it historically charged for each membership enrollment. The TSA will continue its screening operations at security checkpoints, including the screening of registered travelers according to its standard screening process.

The private sector will have the primary role in the future of the Registered Traveler program. Airlines and airports will continue to select service providers, enter into contractual relationships with them, oversee and monitor them, and ensure their compliance with Registered Traveler program requirements. Service providers will continue to provide enrollment and verification services. Other benefits and innovations may be developed, consistent with airline and airport security programs, to be determined locally by service providers and airports or airlines. These benefits may include continued access to designated security lanes or expedited access to security screening. Registered travelers may bypass TSA travel document checkers at screening checkpoints if Registered Traveler service providers verify the identity of such travelers using cards that contain appropriate biometric and biographic data.

In July 2009, service providers will no longer be required to accept all valid Registered Traveler cards at all locations, but only to verify and recognize revocation of each other’s cards. The TSA will no longer require service providers to guarantee interoperability, and the private sector must determine how to address the acceptance of Registered Traveler cards, including the possibility of transfer fees.

Additional Benefits Offered with Membership

In July 2008, we announced the rollout of additional membership benefits that include discounts on travel, services and retail purchases for our members. The program is offered to existing and future members and we expect to continue to expand this offering with new opportunities designed to add significant value for our members beyond the benefits already available at the security lanes at participating airports. As a further enhancement to the benefits offered, we also announced agreements with the Washington Redskins and Baltimore Ravens football teams under which we agreed to provide access to faster entrance to the teams’ respective stadiums through specially marked and dedicated stadium gates. This enhancement is offered exclusively for our members who enroll in the program and opens the opportunity for additional venue access offerings. In addition to faster stadium entrance, members will continue to have access to the Registered Traveler lanes at Dulles and Reagan National airports in the Washington, D.C. area, as well as any other airports participating in the Registered Traveler program nationally.

Senior Convertible Note Financing

Between April 3, 2008, and May 21, 2008, we issued 12% senior convertible notes with an aggregate principal amount of approximately of $7.1 million. In connection with the issuance of these notes, we issued warrants to purchase up to 8,918,662 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase up to 7,134,931 shares of our common stock at an exercise price of $0.60 per share. We also issued warrants to purchase 2,497,225 shares of our common stock to the placement agents for services rendered in connection with this financing.

In connection with the convertible note financing, on May 21, 2008, we entered into exchange agreements with certain holders of shares of our Series A preferred stock who purchased notes in an amount at least equal to 30% of the stated value of such person’s shares of Series A preferred stock. Under the exchange agreements, we agreed (1) to exchange each such person’s shares of Series A preferred stock (together with the dividends accrued thereon) for shares of our newly-designated Series B preferred stock, (2) to issue each such person warrants to purchase a number of shares of our common stock equal to the whole dollar amount of the stated value of such person’s shares of Series A preferred stock plus such accrued dividends at an exercise price of $0.60 per share, and (3) to amend each such person’s Series A-1 warrants and Series A-2 warrants to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively. Effective as of May 21, 2008, the shares of Series A preferred stock held by persons who did not enter into exchange agreements automatically converted into (i) shares of our common stock at an exchange rate of $0.80 per share of common stock, and (ii) warrants to purchase a number of shares of our common stock equal to the whole dollar amount of the stated value of such person’s shares of Series A preferred stock plus accrued but unpaid dividends at an exercise price of $0.60 per share. In addition, we amended the Series A-1 warrants and Series A-2 warrants held by such persons to reduce the exercise prices from $3.00 to $1.50, and from $4.00 to $2.00, respectively.

Acquisition of Unisys rtGO Registered Traveler Assets

On May 8, 2008, we completed our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business for $4.25 million in cash and a promissory note with a principal amount of $1.0 million. The promissory note is due and payable on August 8, 2009, and accrues interest at an annual rate of 12%. The $4.25 million cash payment included $2.2 million in cash deposits we previously paid to Unisys in connection with amendments to the purchase agreement. The acquisition included our assumption of Unisys’s agreement to be a Registered Traveler service provider at Reno/Tahoe International Airport (RNO).

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

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should give consideration to our prospects in light of the risks and difficulties described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. We may not be able to successfully address these risks and difficulties.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We incurred a net loss attributable to common stockholders of $7.1 million for the three months ended June 30, 2008. This net loss included $0.5 million in non-cash interest expense related to the Series A preferred stock dividend that accrued prior to the exchange of the Series A preferred stock for the Series B preferred stock or common stock and the amortization of the discount on the convertible notes. In addition, the net loss also includes $4.5 million attributable to the common stockholders for changes in the carrying value of the preferred stock resulting from the exchange. This is compared to a net loss attributable to common stockholders of $1.4 million for the three months ended June 30, 2007.

The following discussion presents certain changes in our operations that have occurred during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.

Revenue and Cost of Revenue

Following the acquisition of the Unisys rtGO assets on May 8, 2008, we began recognizing revenues for the first time from membership enrollment into the registered traveler program. The revenue of approximately $4,000 recorded for the second quarter of 2008 represents only the amortized portion of the proceeds received from new membership enrollments completed subsequent to the Unisys rtGO asset acquisition on May 8, 2008. The payments received for new membership enrollments are amortized into revenue over the future membership period which is typically one to five years. No revenue could be recognized prior to the completion and integration of the rtGO acquisition and enrollments following the acquisition were restricted by the integration efforts required immediately afterwards. We recorded no revenue or cost of revenue for the three months ended June 30, 2007.

For the second quarter of 2008, we recognized cost of revenue of approximately $14,000 associated with the new membership enrollment completed subsequent to the Unisys rtGO asset acquisition on May 8, 2008. The costs were comprised primarily of the smart card and related production and distribution costs, along with an allocation of enrollment labor and TSA security threat assessment fees. The labor costs and TSA security threat assessment fees are amortized over the membership period which is typically one to five years. The TSA’s elimination in July 2008 of its $28-per-membership security threat assessment fee is expected to reduce the cost of revenue associated with membership enrollments in future periods.

Operating Expenses

Operating expenses increased 52% to $1.9 million in the second quarter of 2008, compared to $1.3 million for the same period in 2007. The increase in operating expenses in 2008 as compared to 2007 was primarily due to increased compensation and related benefits, legal and professional expense and additional depreciation and amortization expenses associated with our May 2008 convertible notes financing and the Unisys rtGO asset purchase.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the first quarter from 2007 to 2008:

	Changes in Operating Expenses
	(thousands)	Percent
Product development	$170	61%
Sales, general and administrative	489	49%

	$659	52%

Product Development

Product development expenses for the second quarter of 2008 consisted primarily of professional services, including outsourced software development costs, along with salaries and related benefits costs. Product development expenses increased 61% to $448,000 in the second quarter of 2008 from $278,000 in the same period in 2007. The increase in product development costs was primarily due to increases in outsourced contract services and development costs associated with the Unisys rtGO registered traveler platform and slight increases in salary and related benefits for employees in product development.

Sales, General and Administrative

Sales, general and administrative expenses consisted primarily of salaries and benefits for sales, marketing and executive personnel and legal, professional and other contract services. Sales, general and administrative expenses increased 49% to $1.5 million in the second quarter of 2008 from $1.0 million in the same period of 2007. The increase in sales and marketing cost was primarily due to increased advertising and promotional activities. In addition, increases in general and administrative expenses were due to increased contract services at Reno-Tahoe Airport, increased depreciation associated with the acquisition of the Unisys registered traveler assets and increases in salaries and related expenses, when comparing the second quarter of 2008 to the same period in 2007.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of total operating expenses by functional category, for the second quarter of 2008 compared to the same period in 2007:

	Changes in Operating Expenses
	(thousands)	Percent
Compensation and related benefits	$161	45%
Legal and professional services	158	21
Travel and entertainment	(7)	(11)
Advertising and promotion	26	94
Occupancy, telephone and internet	(6)	(15)
Depreciation	161	11414
Amortization	129	—
Other	37	616

	$659	52%

Interest Income (Expense)

For the second quarter of 2008, we recorded $508,000 of interest expense, which included the accrued interest on the 12% convertible notes issued on April 3, 2008, May 8, 2008 and May 21, 2008 and the amortization of the debt discount related to the convertible note warrants and beneficial conversion feature. This is an increase of 149% from the same period in 2007, in which we recorded $204,000 of interest expense relating to the beneficial conversion feature of the convertible promissory notes issued in April 2007.

Other Income (Expense), Net

There was no other income (expense), recorded for the second quarter of 2008, as compared to income of $29,000 for the same quarter in 2007. Other income in the second quarter 2007 consisted primarily of interest income on money market balances.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We incurred a net loss attributable to common stockholders of $8.7 million for the six months ended June 30, 2008. This net loss included $0.5 million in non-cash interest expense related to the Series A preferred stock dividend that accrued prior to the exchange of the Series A preferred stock for the Series B preferred stock or common stock and the amortization of the discount on the convertible notes. In addition, the net loss also includes $4.5 million attributable to the common stockholders for changes in the carrying value of the preferred stock resulting from the exchange. This is compared to a net loss attributable to common stockholders of $2.6 million for the six months ended June 30, 2007.

The following discussion presents certain changes in our operations that occurred during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

Revenue and Cost of Revenue

Following our acquisition of the Unisys rtGO assets on May 8, 2008, we began recognizing revenues for the first time from membership enrollment into the Registered Traveler program. The revenue of approximately $4,000 recorded for the second quarter of 2008 represents only the amortized portion of the proceeds received from new membership enrollments completed subsequent to the Unisys rtGO asset acquisition on May 8, 2008. The payments received for new membership enrollments are amortized into revenue over the future membership period which is typically one to five years. No revenue could be recognized prior to the completion and integration of the rtGO acquisition and enrollments following the acquisition were restricted by the integration efforts required immediately afterwards. We recorded no revenue or cost of revenue for the six months ended June 30, 2007.

For the first six months of 2008, we recognized cost of revenue of approximately $14,000 associated with the limited enrollments completed in this period, all of which occurred in the second quarter subsequent to the completion of the Unisys rtGO asset acquisition on May 8, 2008. The costs are comprised primarily of the smart card and related production and distribution costs, along with an allocation of enrollment labor, and TSA security threat assessment fees. The labor costs and TSA security threat assessment fees are amortized over the membership period which is typically one to five years. The TSA’s elimination in July 2008 of its $28-per-membership security threat assessment fee is expected to reduce the cost of revenue associated with membership enrollments in future periods.

Operating Expenses

Operating expenses increased 34% to $3.2 million in the first six months of 2008, compared to $2.4 million for the same period in 2007. The increase in operating expenses in 2008 as compared to 2007 was primarily due to increased compensation and related benefits, legal and professional expense and additional depreciation and amortization expenses associated with our May 2008 convertible notes financing and the Unisys rtGO asset purchase.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the first six months of 2008:

	Changes in Operating Expenses
	(thousands)	Percent
Product development	$380	100%
Sales, general and administrative	436	21%

	$816	34%

Product Development

Product development expenses for the six months ended June 30, 2008 consisted primarily of professional services, including outsourced software development costs, along with salaries and related benefits costs. Product development expenses increased 100% to $761,000 for the first six months of 2008 from $381,000 in the same period in 2007. The increase in product development costs was primarily due to increases in outsourced contract services and development costs associated with the Unisys rtGO registered traveler platform along with slight increases in salary and related benefits for employees in product development.

Sales, General and Administrative

Sales, general and administrative expenses for the first six months of 2008, consisted primarily of salaries and benefits for sales, marketing and executive personnel and legal, professional and other contract services. Sales, general and administrative expenses increased 21% to $2.5 million for the first six months of 2008 from $2.0 million for the same period of 2007. The increase in sales and marketing cost was primarily due to increased advertising and promotional activities. In addition, increases in general and administrative expenses were due to increased contract services at Reno-Tahoe Airport, increased depreciation associated with the acquisition of the Unisys registered traveler assets and increases in salaries and related expenses, when comparing the first six months of 2008 to the same period in 2007.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of total operating expenses by functional category, for the first six months of 2008 compared to the same period in 2007:

	Changes in Operating Expenses
	(thousands)	Percent
Compensation and related benefits	$195	21%
Legal and professional services	422	38
Travel and entertainment	(24)	(20)
Advertising and promotion	24	80
Occupancy, telephone and internet	(88)	(58)
Depreciation	149	745
Amortization	129	—
Other	9	11

	$816	34%

Interest Income (Expense)

For the first six months of 2008, we recorded $508,000 of interest expense, which included the accrued interest on the 12% convertible notes issued on April 3, 2008, May 8, 2008 and May 21, 2008 and the amortization of the debt discount related to the convertible note warrants and beneficial conversion feature. This is an increase of 149% from the same period in 2007, in which we recorded $204,000 of interest expense relating to the beneficial conversion feature of the convertible promissory notes issued in April 2007.

Other Income (Expense), Net

Other income (expense), net for the first six months of 2008 and 2007 was income of $3,000 and income of $29,000, respectively. For the first six months of 2008, the amount of other income is comprised primarily of interest income on money market balances.

Liquidity and Capital Resources

We have not generated material revenues from our business operations and, consequently, we have incurred net losses and negative cash flows since inception. During the period when we operated as a division and wholly-owned subsidiary of Saflink, we financed our operations through contributed capital from Saflink. During the six months ended June 30, 2008, we financed our operations primarily from proceeds from the issuance of our 12% senior convertible notes and prior to that cash and cash equivalents and working capital as of December 31, 2007, which resulted from proceeds of the issuance of debt and equity securities during 2007.

In the quarter ended June 30, 2008, our average monthly negative cash flow was approximately $300,000, and we anticipate that such negative cash flows may increase materially as we expand our Registered Traveler business and as we expand our technology and solution into other markets such as the Washington Redskins and Baltimore Ravens venue access programs. Due to our recurring losses from operations and net capital deficiency, our auditors have found that there is substantial doubt about our ability to continue as a going concern.

We do not have a credit line or other borrowing facility to fund our operations and we will need to raise additional funds through a combination of the issuance of equity or debt securities, revenues from operations or other sources of financing in the near future. However, we do not currently have any arrangements in place for future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to raise sufficient funds to support our operations would harm our financial condition and future prospects and could cause us to reduce the scope of or discontinue our operations. In addition, any additional equity or convertible debt financing may cause immediate and substantial dilution to new or existing stockholders.

In connection with the completion of our acquisition of the assets related to Unisys’s rtGO Registered Traveler business on May 8, 2008, we paid Unisys total consideration of $5.25 million. The purchase price consisted of $4.25 million in cash and a promissory note with a principal amout of $1.0 million bearing interest at an annual rate of 12%. The principal and accrued but unpaid interest becomes due August 8, 2009. The cash payment of $4.25 million included $1.2 million in cash deposits we remitted to Unisys in fiscal year 2007 and an additional $1.0 million deposit we remitted to Unisys on April 3, 2008.

Between April 3, 2008, and May 21, 2008, we issued 12% senior convertible notes with an aggregate principal amount of approximately of $7.1 million bearing interest at an annual rate of 12%. Interest on the notes is payable quarterly commencing on July 1, 2008, and may be paid in cash or additional notes, at our discretion. The principal and accrued but unpaid interest becomes due two years after the date of issuance. In connection with the issuance of these notes, we issued warrants to purchase up to 8,918,662 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase up to 7,134,931 shares of our common stock at an exercise price of $0.60 per share. In connection with the convertible note financing, we paid the placement agents an aggregate cash fee of approximately $771,000 and issued warrants to purchase an aggregate of 2,497,225 shares of common stock. In addition, we agreed to pay the placement agents a cash fee equal to 5% of the gross proceeds we receive upon cash exercises of the warrants issued to investors in the financing, in each case excluding funds received from, or securities issued or issuable to, certain purchasers. The total transaction fees and expenses associated with the financing were approximately $1.8 million, including the placement agent cash fees, placement agent warrant valuation and other professional fees.

We expect to incur additional charges as we work to extend our smart card technology and solutions into other markets following the Unisys asset acquisition, which may include additional unanticipated costs. The integration of any acquisition and the expansion into new markets involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s time and attention from other business concerns, potential exposure to unknown or contingent liabilities and possible loss of significant customers or impairment of relationships. We may not achieve the expected benefits of the Unisys transaction or our market expansion efforts in the near term, or at all. Even if we are successful in integrating the Unisys rtGO solution and expanding into new markets, the costs we incur in doing so could significantly harm our business, financial condition and future prospects.

In Chantilly, Virginia, we lease on a month-to-month basis approximately 566 square feet of office space under a sublease agreement. We believe that additional space will be available if needed. We do not currently own any real property.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Since our inception through June 30, 2008, we have accumulated net losses of approximately $24.2 million and have continued to accumulate net losses since June 30, 2008. During the period when we operated as a division and wholly-owned subsidiary of Saflink, our operations were financed through contributed capital from Saflink. During the six months ended June 30, 2008, we financed our operations primarily from the issuance of our 12% senior convertible notes and prior to that cash and cash equivalents and working capital as of December 31, 2007, which resulted from proceeds of the issuance of debt and equity securities during 2007. In the quarter ended June 30, 2008, our average monthly negative cash flow from operating and investing activities was approximately $300,000, and we anticipate that such negative cash flows may increase materially as we expand our Registered Traveler business. We expect to incur additional charges as we work to expand our smart card technology and solutions into other markets following our acquisition from Unisys Corporation, or Unisys, of certain assets related to its rtGO Registered Traveler business in May 2008, which may include additional unanticipated costs that are not fully offset by revenue recognized through the sale of our smart cards. Due to our recurring losses from operations and net capital deficiency, our auditors have found that there is substantial doubt about our ability to continue as a going concern.

We may not obtain necessary additional financing for our operations.

We do not expect that our cash on hand and cash generated from operations will be adequate to sustain our business operations for the next twelve months. We believe that our currently available funds will only be sufficient to meet our anticipated cash needs through the end of 2008. We will need to raise additional funds through a combination of the issuance of equity or debt securities, revenues from operations or other sources of financing in the near future. However, we do not have a credit line or other borrowing facility to fund our operations and we do not currently have any arrangements in place for future financings and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to raise sufficient funds to support our operations would harm our financial condition and future prospects and could cause us to reduce the scope of or discontinue our operations. In addition, any future equity or convertible debt financing will likely cause immediate and substantial dilution to new and existing stockholders.

Our business may never generate sufficient revenue to cover our operating expenses.

The revenues generated from our Registered Traveler business to date have not been material, and, consequently, we have incurred net losses and negative cash flows since inception. We may never be able to generate adequate revenues from our Registered Traveler business to cover our operating expenses or achieve profitability. If we are not able to generate significant revenues from our Registered Traveler business, or if we incur substantial additional expenses related to our Registered Traveler business before we earn associated revenues, we may not have adequate resources to continue to operate or to compete effectively in the Registered Traveler marketplace.

We cannot provide meaningful historical information that you can use to evaluate our business and potential for future success.

We are a newly-organized entity that, until January 2008, was a subsidiary of Saflink Corporation, or Saflink (now known as IdentiPHI, Inc.). FLO Corporation itself has a very limited operating history that commenced in March 2007, and there is very limited financial information that can be used reliably to evaluate our business and prospects. Although our senior management founded, developed and oversaw the Registered Traveler business of Saflink that we acquired, that business has a limited operating history and there is no meaningful historical operating or financial information about us or that business that you can use to evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by new or early-stage businesses in rapidly evolving markets. We may incur significant operating losses and generate negative cash flow from operating activities. We may be unable ever to generate an overall profit or to reach profitability on a sustained basis.

We may not be able to integrate the Unisys rtGO solution in a timely manner.

We completed our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business on May 8, 2008. We expect to incur additional charges as we grow our markets and continue to roll out our rtGO solution following the Unisys transaction, which may include additional unanticipated costs. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s time and attention from other business concerns, potential exposure to unknown or contingent liabilities and possible loss of significant numbers of customers or impairment of relationships. We may not achieve the expected benefits of the transaction in the near term, or at all. Our failure to successfully, timely integrate the Unisys rtGO solution with our business could harm our business and future prospects. Even if we are successful in integrating the Unisys rtGO solution with our business, the costs we incur in doing so could significantly harm our business, financial condition and future prospects.

We may not be able to continue to meet the TSA’s requirements to offer Registered Traveler services.

The U.S. Transportation Security Administration, or the TSA, has stated that it will set security standards for the Registered Traveler program and oversee airlines and airports to ensure compliance with those standards. In addition, airlines and airports will continue to select service providers, enter into contractual relationships with them, oversee and monitor them, and ensure their compliance with Registered Traveler program requirements. The Registered Traveler program is an emerging area for which laws and regulations may change, and the TSA, airlines or airports may not continue to recognize us as an approved Registered Traveler service provider. If we are unable to offer Registered Traveler services for any reason, our business will be severely impacted.

The Registered Traveler program may not be accepted by consumers and businesses as a viable retail offering.

Because our principal source of revenue consists of a portion of the annual fees travelers will pay to participate in the Registered Traveler program, our success will depend largely on the expansion of markets for Registered Traveler related products domestically and internationally. The Registered Traveler market is new and unproven and our ability to generate revenues will depend on the size of the market and the market’s acceptance of our products and services. We cannot accurately predict the future growth of this industry or the ultimate size of the Registered Traveler market.

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

Declines or disruptions in the travel industry, including those caused by general economic downturns, may negatively impact our revenues and seriously harm our business.

Our revenues may increase or decrease with the level of travel activity. Travel-related accidents, bad weather and increased fuel prices, which make travel more expensive or more difficult, may reduce demand for travel services. Negative economic conditions may also decrease demand for travel services. A decrease in demand for travel services could impact our revenues and adversely affect our results of operations. If such a decrease continued for a long period of time, our financial condition could be significantly harmed.

We may not be able to establish and maintain strategic relationships with travel services, technology, and other companies, or our current relationships with these companies may weaken.

Our business will depend on our ability to establish and maintain strategic relationships with credentialing, security, access control, travel services, political lobbying, and corporate and consumer marketing companies. Many of our strategic relationships currently consist of non-binding letters of understanding that contemplate future agreements that would contain specific obligations of the respective parties and would set forth the financial terms of the relationships. We may not be able to establish such future agreements on terms that are satisfactory to us or at all, and any arrangements that we enter into may not result in the type of collaborative relationship with the third party that we are seeking. Further, these third parties may not regard their relationship with us as important to their own business operations and may not perform their obligations as agreed. If we are unable to establish and maintain satisfactory strategic relationships, our ability to implement a Registered Traveler solution may be significantly impaired and our financial condition adversely effected.

We may not be able to negotiate arrangements with strategic partners that provide us with an acceptable portion of the annual fees travelers pay to participate in the Registered Traveler program.

Our principal source of revenue consists of a portion of the annual fees individual travelers enrolling with us will pay to participate in the Registered Traveler program. Currently, the annual fee is approximately $100 per member, but we expect the fee to change in the future depending on the membership tier and associated benefits chosen by the member and the elimination of the TSA’s security threat assessment fee it historically charged for each membership enrollment. We will pay various strategic partners portions of that fee for services they provide, including the registration and enrollment of travelers, the issuance of smart cards and related customer service. If we are unable to negotiate arrangements with these strategic partners that provide us with an acceptable portion of the annual fees travelers pay to participate in the Registered Traveler program, our financial results, future prospects and ability to generate revenues could be harmed.

We may not be able to compete successfully in the Registered Traveler market against current and potential competitors.

We face intense competition in both the Registered Traveler and travel services markets. Our primary competitors include Verified Identity Pass, Inc. and Vigilant Solutions. Many of our competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. For instance, Verified Identity Pass currently operates its Registered Traveler program at multiple U.S. airports. Although we recently completed our acquisition of Unisys’s rtGO Registered Traveler business, we are continuing to roll out our rtGO solution following the Unisys transaction and we may not be able to compete effectively with these competitors. In addition, as the market evolves there may be smaller competitors that can respond more rapidly to changes in the market. For instance, in July 2008, the TSA announced that Registered Traveler programs are no longer limited to the initial 20 airports in which the program previously operated, that the TSA will no longer set standards for registered traveler applicants or conduct security threat assessments of them, and that in July 2009 service providers will no longer be required to guarantee interoperability of Registered Traveler cards, which may remove barriers to entry for competitors. Our competitors may also be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or devote greater resources to the promotion and sale of their products. Furthermore, we may face competition from airlines that offer expedited security lanes for first-class fliers, for elite fliers who travel a minimum number of miles annually, or under other incentive programs. If we are unable to compete successfully with existing and potential competitors in the Registered Traveler market, our ability to implement our Registered Traveler solution and our business will suffer.

We may not be able to compete successfully with other expedited security lane programs.

We may face competition from airlines that offer expedited security lanes for first-class fliers, for elite fliers who travel a minimum number of miles annually, or under other incentive programs. For instance, Northwest Airlines offers express security checkpoint services to its elite WorldPerks members at 20 airports. Several other airlines have offered similar programs to their elite fliers. While the Registered Traveler program is intended to identify passengers who pose a minimal security risk and then to provide those passengers with access to faster and simpler processing at airport security checkpoints, many travelers may not perceive a significant benefit to becoming a registered traveler if airlines can expedite them through security lanes quickly. In addition, while we believe the target market for our solution is a broader group of business travelers, airlines may appeal to such travelers by offering expedited security lanes to a broad group of executive-class, business-class, or certain economy-class fliers. Similarly, the TSA has recently instituted self-select lanes, also known as “black diamond lanes,” at numerous airports in an effort to help speed travelers through security lanes. Self-select lanes are comprised of a series of lanes designated by signage that directs passengers based on their travel needs and knowledge, including lanes for families or beginning travelers who may require additional attention, casual travelers, and expert travelers who know TSA rules and arrive a checkpoints ready to go through them efficiently. Participation in self-select lanes is voluntary and free of charge to the traveler, and the TSA has reported that expert lanes have seen an average of 21% increase in throughput (with some as high as 40%). If the Registered Traveler program is unable to distinguish itself from the expedited security lanes that airlines may provide or the TSA’s self-select lanes, our business, results of operation and financial condition could be materially impacted.

We may be unable to keep up with rapid technological change in the biometric technology, smart card, and Registered Traveler markets.

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

The Registered Traveler program is currently supported and overseen by the TSA. The TSA has stated that Registered Traveler solutions will only need to be interoperable among participating airports and air carriers until July 2009, after which service providers will only be required to verify and recognize revocation of each other’s cards and may impose transfer fees on the cards of competitors. Numerous U.S. airports are participating in the Registered Traveler Interoperability Consortium, or RTIC, which is working to establish common technical and business processes required for a national Registered Traveler program. However, not all such processes have been established yet, including whether any transfer fees may be charged or the amount of such fees, resulting in uncertainty regarding the implementation of interoperability usage. Any technical or business processes or practices established by RTIC may impose additional burdens on us. In addition, although private industry has been tasked with the responsibility of crafting specifications and guidelines for this program, it is possible that a number of laws and regulations may be adopted with respect to Registered Traveler, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Registered Traveler may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business in this space. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

We may not successfully expand our smart card technology and solutions into new markets.

We are working to expand our smart card technology and solutions into other markets to provide preferred access for members, including travel and non-travel markets such as venues and events where access for participants can be expedited. For example, we recently announced agreements with the Washington Redskins and Baltimore Ravens football teams under which we agreed to provide access to faster entrance to the teams’ respective stadiums through specially marked and dedicated stadium gates. We do not have experience providing our solutions in these markets, and we do not know how its particular risks may affect our operations or financial results over time. Entering into a new market may involve numerous risks, including, among others, difficulties in effectively marketing to purchasers, difficulties in identifying and implementing optimal operational practices, difficulties in negotiating contracts specific to the new market, diversion of management’s time and attention from other business concerns and unanticipated costs. In addition, as we pursue this expansion, we anticipate that our historically negative cash flows may increase materially. We may not achieve the expected benefits of entering into this new market in the near term, or at all. Our failure to successfully expand into these markets could harm our business and future prospects. Even if we are successful in entering into contracts to offer our solution in these markets, the costs we incur in doing so could significantly harm our business, financial condition and future prospects.

We may be unsuccessful in protecting, or incur significant costs in defending, our intellectual property and other proprietary rights.

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

The failure of our network infrastructure could result in unanticipated expenses and prevent users from effectively utilizing our services.

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

In addition to financial and biographic information, we will collect highly sensitive biometric information, such as fingerprints and iris scans, from participating travelers. We will rely on encryption and authentication technology to provide secure transmission of confidential information, but these security measures may be compromised or the confidential information may be stolen or unintentionally disclosed by us or other parties. The failure to prevent theft or unintended disclosures of confidential information or compromises of our security may disrupt our business, damage our reputation and expose us to regulatory action or private litigation and liability. A party that is able to circumvent our security measures could misappropriate sensitive or proprietary information or materials, interrupt our systems, or otherwise damage our reputation or the property of our customers. If unauthorized parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems or products, we may receive negative publicity, incur liability to our customers or suffer termination of client contracts. We may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. Protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced. We expect to obtain errors and omissions and professional liability insurance in part to address these risks, but we have not yet obtained such coverage and it may be insufficient to cover losses and liabilities that may result from theft or unintended disclosures of confidential information or security breaches. If any such theft or unintended disclosure of confidential information or compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to find attractive acquisition candidates as part of our growth strategy and, even if we do, we may not be able to integrate acquired companies.

We have recently completed our acquisition of certain assets related to Unisys’s rtGO Registered Traveler business. However, in order to expand our Registered Traveler product offerings, we may need to acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business, such as companies involved in screening, remote check in, offsite baggage handling, and credentialing. We may not be able to identify acquisition targets and, if identified, we may not be able to complete transactions with these targets. Any business we acquire would need to be integrated with our existing operations. In addition, we could incur unknown or contingent liabilities of acquired companies. Difficulties in integrating the operations and personnel of any acquired businesses, including the rtGO business, could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and significant numbers of customers of the acquired business. Our failure to identify acquisition targets or to manage the integration of any acquisition could disrupt our business operations and harm our financial condition.

We are dependent on a small number of individuals.

Much of our future success depends on the continued service and availability of our senior management and other members of our executive team. These individuals have acquired specialized knowledge and skills with regards to the Registered Traveler industry. The loss of any of these individuals could severely harm our business. Our business is also highly dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced personnel in the Registered Traveler industry are in high demand and competition for their talents is intense. If we are unable to successfully attract, retain and motivate key personnel, our business may be severely harmed.

The interests of our significant stockholders may be different than your interests.

SXJE LLC owns approximately 20.91% of our outstanding voting securities. Entities affiliated with Enable Capital, LLC together own approximately 14.28% of our outstanding voting securities. Lyrical Opportunity Partners II LP and its affiliate Lyrical Opportunity Partners II Ltd (together “Lyrical “) together own approximately 13.38% of our outstanding voting securities. In addition, any of Midsummer Ventures, LP, Vicis Capital Master Fund, Forum Partners, International RAM Associates, LLC, Melleos Onshore Fund LLC and entities affiliated with Soundpost Partners, LP could acquire significant holdings of our voting securities through the exercise of warrants held by them (all of which have exercise prices above the market price for our common stock of $0.20 as of July 8, 2008) or the conversion of senior convertible notes or shares of Series B preferred stock held by them. The interests of these stockholders may be different than your interests.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

There could be significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. Our common stock is quoted on the OTCBB and there is a greater chance for market volatility for securities that trade on the OTCBB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, the trading prices of our common stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the industries in which we do business, general economic conditions, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectation for any quarterly period. Such volatility may adversely affect the market price of the common stock.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could reduce the market price for our common stock and make it difficult for us to raise capital.

As of August 13, 2008, 2,784,649 shares of our common stock were outstanding, and approximately 1,793,118 of such shares were freely tradable. Assuming full conversion of all outstanding common stock purchase warrants by the selling stockholders under the registration statement on Form S-1 that we filed on July 11, 2008 (but which has not been declared effective), there could be 31,706,406 freely tradable shares of our common stock outstanding. The sale of the shares of common stock registered hereunder by the selling stockholders could depress the market price of our common stock. In addition, there were a total of 17,099,998 shares of our common stock issuable upon conversion of outstanding shares of preferred stock, 8,918,663 shares of our common stock issuable upon conversion of outstanding convertible notes and 7,461,466 shares of our common stock issuable upon exercise of additional outstanding warrants. The issuance of a large number of additional shares of our common stock upon the conversion of outstanding shares of preferred stock, the exercise of outstanding warrants, or the conversion of outstanding notes would cause substantial dilution to existing stockholders and could decrease the market price of our common stock due to the sale of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future.

Because our common stock is considered a “penny stock,” a stockholder may have difficulty selling shares in the secondary trading market.

Our common stock is subject to certain rules and regulations relating to “penny stock” (generally defined as any equity security that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stocks held in the account, and certain other restrictions. For as long as our common stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Designations of Series B Preferred Stock		8-K	3.1	000-52851	4/8/2008

3.2	Certificate of Amendment of Certificate of Designations of Series B Preferred Stock		8-K	3.1	000-52851	5/28/2008

4.1	Form of 12% Senior Convertible Note		8-K	4.1	000-52851	5/14/2008

4.2	Form of Note Warrant		8-K	4.2	000-52851	4/8/2008

4.3	Form of Other Warrant		8-K	4.3	000-52851	4/8/2008

4.4	Form of amended Series A-1 Warrant		8-K	4.4	000-52851	4/8/2008

4.5	Form of amended Series A-2 Warrant		8-K	4.5	000-52851	4/8/2008

4.6	Promissory Note due August 8, 2009 issued to Unisys Corporation		8-K	4.6	000-52851	5/14/2008

10.1	Amendments No. 1–4 to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		10-K	10.8	000-52851	4/15/2008

10.2	Amendment No. 5 to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		8-K	10.5	000-52851	5/14/2008

10.3	Form of Note and Warrant Purchase Agreement by and among FLO Corporation and the Purchasers		8-K	10.1	000-52851	5/14/2008

10.4	Exchange Agreement by and among FLO Corporation and the Holders		8-K	10.2	000-52851	4/8/2008

10.5	Registration Rights Agreement by and among FLO Corporation and the Purchasers		8-K	10.3	000-52851	4/8/2008

10.6	Engagement Agreement by and between FLO Corporation and Burnham Hill Partners		8-K	10.4	000-52851	5/14/2008

10.7	Intellectual Property License Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.6	000-52851	5/14/2008

10.8	Services Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.7	000-52851	5/14/2008

10.9	Subscription Renewal Fee Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.8	000-52851	5/14/2008

10.10	Employment Agreement, dated as of May 27, 2008, by and between FLO Corporation and William M. Lutz*		8-K	10.2	000-52851	5/28/2008

10.11	Terminal Space Lease, dated as of May 1, 2007, between Reno-Tahoe Airport Authority and FLO Corporation, as assignee of Unisys Corporation		S-1	10.21	000-52851	7/11/2008

10.12	Services and Escrow Agreement, dated as of May 8, 2008, between FLO Corporation and International RAM Associates LLC		S-1	10.22	000-52851	7/11/2008

11	Statement re Computation of Per Share Earnings (see Note 3 of Notes to Condensed Financial Statements)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLO Corporation

DATE: August 22, 2008	By:	/s/ William M. Lutz
William M. Lutz
President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Designations of Series B Preferred Stock		8-K	3.1	000-52851	4/8/2008

3.2	Certificate of Amendment of Certificate of Designations of Series B Preferred Stock		8-K	3.1	000-52851	5/28/2008

4.1	Form of 12% Senior Convertible Note		8-K	4.1	000-52851	5/14/2008

4.2	Form of Note Warrant		8-K	4.2	000-52851	4/8/2008

4.3	Form of Other Warrant		8-K	4.3	000-52851	4/8/2008

4.4	Form of amended Series A-1 Warrant		8-K	4.4	000-52851	4/8/2008

4.5	Form of amended Series A-2 Warrant		8-K	4.5	000-52851	4/8/2008

4.6	Promissory Note due August 8, 2009 issued to Unisys Corporation		8-K	4.6	000-52851	5/14/2008

10.1	Amendments No. 1–4 to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		10-K	10.8	000-52851	4/15/2008

10.2	Amendment No. 5 to Asset Purchase Agreement between FLO Corporation and Unisys Corporation		8-K	10.5	000-52851	5/14/2008

10.3	Form of Note and Warrant Purchase Agreement by and among FLO Corporation and the Purchasers		8-K	10.1	000-52851	5/14/2008

10.4	Exchange Agreement by and among FLO Corporation and the Holders		8-K	10.2	000-52851	4/8/2008

10.5	Registration Rights Agreement by and among FLO Corporation and the Purchasers		8-K	10.3	000-52851	4/8/2008

10.6	Engagement Agreement by and between FLO Corporation and Burnham Hill Partners		8-K	10.4	000-52851	5/14/2008

10.7	Intellectual Property License Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.6	000-52851	5/14/2008

10.8	Services Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.7	000-52851	5/14/2008

10.9	Subscription Renewal Fee Agreement, dated as of May 8, 2008, between FLO Corporation and Unisys Corporation		8-K	10.8	000-52851	5/14/2008

10.10	Employment Agreement, dated as of May 27, 2008, by and between FLO Corporation and William M. Lutz*		8-K	10.2	000-52851	5/28/2008

10.11	Terminal Space Lease, dated as of May 1, 2007, between Reno-Tahoe Airport Authority and FLO Corporation, as assignee of Unisys Corporation		S-1	10.21	000-52851	7/11/2008

10.12	Services and Escrow Agreement, dated as of May 8, 2008, between FLO Corporation and International RAM Associates LLC		S-1	10.22	000-52851	7/11/2008

11	Statement re Computation of Per Share Earnings (see Note 3 of Notes to Condensed Financial Statements)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Compensatory plan or arrangement.